Form 10QSB
period 1995-10-31
ORGANIK TECHNOLOGIES INC
filed 1995-12-15
CIK 807526

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarter period ended OCTOBER 31, 1995.


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT

               For the transition period from          to
                                              --------    --------


                          Commission File No.: 0-18935


                           ORGANIK TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter.)


               WASHINGTON                              81-0440517
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization.)                Identification No.)


                 1919 70TH AVENUE WEST, TACOMA, WASHINGTON 98466
              (Address of principal executive offices.) (Zip Code.)

                   Issuer's telephone number:  (206) 564-1400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X      No   .
                                               ---       ---

       6,650,698 SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 8, 1995 Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Transitional Small Business Disclosure Format (check one): Yes    No X .
                                                              ---   ---

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
                           Organik Technologies, Inc.
                           Consolidated Balance Sheets



                                              October 31,            July 31,
                                            1995(Unaudited)           1995
                                          ------------------     ---------------
ASSETS

Current assets:
  Cash on hand and cash equivalents        $  1,899,142           $   134,920
  Accounts receivable less allowance
    for doubtful accounts of $48,429
    and $13,142, respectively                   745,203                28,961
  Other receivables                              19,408                 7,622
  Inventories, net                              824,118               994,118
  Prepaid expenses                              154,034               103,359
                                          ------------------     ---------------

Total current assets                          3,641,905             1,268,980

Property and equipment, net of
  accumulated depreciation                      705,809               755,732

Other assets:
  Purchased cotton technology net of
     accumulated amortization of
     $135,000 and $127,500, respectively        165,000               172,500
  Other                                         159,410               196,746
                                          ------------------     ---------------

Total assets                               $  4,672,124           $ 2,393,958
                                          ------------------     ---------------
                                          ------------------     ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to others                  $          -           $   126,898
  Accounts payable                              171,673               262,799
  Accrued payroll and related liabilities       188,046               231,517
  Other accrued expenses                        429,665               325,098
                                          ------------------     ---------------

Total current liabilities                       789,384               946,312

Shareholders' equity:
  Preferred stock, no par value,
     10,000,000 shares authorized,
     11,500 shares outstanding                  100,317               100,317
  Common stock and additional paid-in
     capital, no par value, 50,000,000
     shares authorized, 6,650,698 and
     5,180,523 shares issued and
     outstanding, respectively               15,904,304            12,363,989
  Accumulated deficit                       (12,121,881)          (11,016,660)
                                          ------------------     ---------------

  Total shareholders' equity                  3,882,740             1,447,646
                                          ------------------     ---------------

Commitments and contingencies

Total liabilities and shareholders'
  equity                                   $  4,672,124           $ 2,393,958
                                          ------------------     ---------------
                                          ------------------     ---------------


                 See Notes to Consolidated Financial Statements

                           Organik Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended October 31,
                                                          1995                  1994
                                                    ----------------    ----------------

Net sales                                            $  1,063,325        $  1,469,250

Cost of sales                                           1,429,401           1,578,411
                                                    ----------------    ----------------

Gross loss                                               (366,076)           (109,161)

Selling, general and administrative expenses              707,493             480,463
                                                    ----------------    ----------------

Loss from operations                                   (1,073,569)           (589,624)

Other income (expense)

  Interest income (expense)                                12,025              11,890

  Loan fees and other                                     (40,802)             (2,500)
                                                    ----------------    ----------------

Net loss                                             $ (1,102,346)       $   (580,234)
                                                    ----------------    ----------------
                                                    ----------------    ----------------

Net loss per common share                                  $(0.18)             $(0.13)
                                                    ----------------    ----------------
                                                    ----------------    ----------------

Weighted average number of shares outstanding           6,038,041           4,376,502
                                                    ----------------    ----------------
                                                    ----------------    ----------------










                 See Notes to Consolidated Financial Statements

                           Organik Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended October 31,
                                                                             1995                  1994
                                                                        ----------------   -----------------
Cash flows from operating activities:
  Net loss                                                               $ (1,102,346)        $  (580,234)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Common stock and warrants issued for services provided
      and other costs                                                           6,000                   -
    Depreciation and amortization                                              57,423              47,128
    Consulting fees                                                            18,375                   -
Changes in:
  Accounts receivable                                                        (716,242)           (208,270)
  Other receivables                                                           (11,786)               (666)
  Inventories                                                                 170,000             (10,938)
  Prepaid expenses                                                            (50,675)            115,980
  Accounts payable                                                            (91,126)           (229,138)
  Accrued expenses                                                             61,096             155,043
                                                                        ----------------   -----------------
Net cash used in operating activities                                      (1,659,281)           (711,095)
                                                                        ----------------   -----------------

Cash flows from investing activities:
  Purchase of property and equipment                                                -            (218,039)
  Proceeds from disposal of property and equipment                             16,105                   -
  Other                                                                        12,050               9,551
                                                                        ----------------   -----------------
  Net cash (used) provided by  investing activities                            28,155            (208,488)
                                                                        ----------------   -----------------

Cash flows from financing activities:
  Prepaid consulting fees                                                     (75,000)                  -
  Proceeds from short-term debt incurred                                      255,377                   -
  Retirement of short-term debt                                              (382,275)                  -
  Gross proceeds from issuance of common stock and warrants                 3,822,442                   -
  Common stock and warrant offering costs                                    (325,627)                  -
  Deferred offering costs capitalized                                         103,306                   -
  Payment of preferred stock dividends                                         (2,875)             (2,875)
                                                                        ----------------   -----------------
  Net cash (used) provided by financing activities                          3,395,348              (2,875)
                                                                        ----------------   -----------------
Net increase (decrease) in cash                                             1,764,222            (922,458)
Beginning cash and cash equivalents                                           134,920           1,641,803
                                                                        ----------------   -----------------
Ending cash and cash equivalents                                         $  1,899,142         $   719,345
                                                                        ----------------   -----------------
                                                                        ----------------   -----------------


                 See Notes to Consolidated Financial Statements

                           Organik Technologies, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1. FINANCIAL PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and disclosures required by generally accepted accounting principles for annual financial statements. Users of these interim consolidated financial statements should refer to the consolidated annual financial statements for additional information and disclosure.

     In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for a full year.

     The Company has experienced losses since July 31, 1994. Management believes that the Company has adequate resources to continue at the present level of operations, should it choose to do so, through the end of its current fiscal year (July 31, 1996), subject to a reduction of operating losses. However, the Company's internal forecasts indicate that it may have need for additional funds through equity or debt financing, in order for the Company to fully manufacture its backlog of ORGANIK-TM- apparel orders. Should the Company not be able to obtain suitable financing, or if the Company's operating expectations should be substantially less than anticipated, the Company may elect to scale back its operations by taking one or more of the following actions: liquidating non-essential equipment and inventories, deferring planned capital expenditures, and decreasing personnel expenditures through reduction of administrative support staff and deferral of certain management salaries. There can be no assurance that any such measures, if taken, would be adequate to reduce costs to an acceptable level or would not unduly damage the Company's credibility as a supplier to its major customers to an extent that would not preclude its ability to timely recover operations to an acceptable level.

NOTE 2. INVENTORIES

     Inventories at October 31, 1995 and July 31, 1995, net of reserves of $235,000 and $45,000, respectively, consist of the following:



                                      October 31,       July 31,
                                         1995             1995
                                       ---------       ---------
          Raw materials                $720,835        $763,997
          Work in process                77,140         153,465
          Finished Goods                 26,143          76,656
                                       ---------       ---------
                                       $824,118        $994,118
                                       ---------       ---------
                                       ---------       ---------


NOTE 3. EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of common shares outstanding for each period. The potential effect of common shares contingently issuable have not been included in the calculation as their effect would be antidilutive. The net loss per share for the three month periods have been adjusted for dividends paid to the holders of the Company's preferred stock.

NOTE 4.  CONVERTIBLE PROMISSORY NOTE

     On August 16, 1995, the Company issued a $255,377 convertible promissory note and repaid the note in full August 25, 1995 with proceeds from the July 17, 1995 offering. (See Note 5) The note bore interest at 9% annually. In connection therewith the Company issued warrants to purchase 25,538 shares of the Company's common stock at $1.75 per share. The warrants, valued at $6000, are included in loan fees for the quarter ended October 31, 1995.

NOTE 5.

     On July 17, 1995 and for a period of time initially expiring August 18, 1995, which was extended until September 12, 1995 (the "Special Offering Period"), the Company allowed warrantholders to exercise the outstanding Class A and Class B Warrants at $3.25 per warrant, and receive one-quarter share of Common Stock and a Class C Warrant. Each Class C Warrant entitles the warrantholder to purchase one share of Common Stock for $5.00 and expires in March 1999. As of September 12, 1995, 245,552, or 86% of the then outstanding Class A Warrants and 921,584 or 84% of the outstanding Class B Warrants were exercised generating net proceeds to the Company of $3,496,815. The proceeds from the exercise of the Class A and Class B Warrants were added to working capital for general corporate purposes, including financing the manufacture of the Company's products off-shore and the implementation of a marketing program for obtaining additional orders for Organik garments. This offering may or may not limit the Company's ability to utilize net operating loss carryforwards due to changes in ownership.

     In October 1995, the Company entered into an agreement with the underwriter of its 1994 stock offering, Whale Securities Co., L.P., to extend its current consulting agreement which expires in March 1996, another two years. The terms include $75,000 of cash compensation and a warrant to purchase 150,000 shares of common stock at a price of $3.23 per share. The warrants were valued at $37,500.

NOTE 6.  STOCK OPTIONS

     In October 1995, the Company granted, subject to certain conditions, a director and Board Vice Chairman a non-qualified stock option to purchase 75,000 shares at $3.23 per share, vesting between April 1996 and April 1998. Non-qualified stock options to purchase an additional 35,000 shares at $3.23 per share were granted, subject to certain conditions, on the same date to employees of the Company.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     Included in cash and cash equivalents is a $100,000 short-term certificates of deposit. This deposit is collateral for a standby letter of credit issued to the Company's factor as security against potential chargebacks, if any, allowable under contract with one of its customers.

NOTE 8.  CONSOLIDATED STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     In October 1995 warrants were issued to Whale Securities Co., L.P., valued at $37,500, were recorded as an increase to both common stock and deferred consulting fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     During the 1st quarter 1996, the Company shipped $1,063,000 of ORGANIK garments as compared to $473,000 in first quarter 1995. Of the $2,400,000 of orders booked through November 1995 for initial production in Central America, the Company shipped approximately 64% of the backlog net of returns and markdowns. Substantial quality control problems and production inefficiencies associated with start up operations and liquidity limitations in August and September 1995 as well as inadequate production and accounting controls have led to losses during the initial start-up operations in Central America. The Company anticipates that during fiscal 1996, its workforce will become trained and stabilized, supplier relations will be further developed, and production and accounting controls and procedures will be subsequently improved. However, there can be no assurance that the Company will be successful in eliminating manufacturing losses in the future, or that its off-shore manufacturing operations or cost-reduction strategies will result in increased revenues or profitable operations. Expenditures of various types related to the establishment of Central American manufacturing operations are expected to continue at least through the second quarter of fiscal 1996. Reflecting the Company's seasonality, at December 14, 1994, the backlog of orders for ORGANIK apparel was approximately $1,300,000 compared to approximately $60,000 a year ago.

     In December 1995 the Board of Directors appointed Jeff Harden as Chief Executive Officer. Mr. Harden who has been a member of the Board of Directors since January of 1994 has had over 20 years of apparel industry experience. Since 1993, Mr. Harden has been the President and Chief Executive Officer of Pacific Print Works, a privately-held apparel screen printer. From 1987 to 1993, Mr. Harden was Western Divisional Vice President of London Fog, a division of Londontown Manufacturing Co., a manufacturer of outerwear apparel. Previously, Mr. Harden spent 12 years as Sales Manager for Jantzen, Inc., an international sportswear manufacturer. The Company is conducting a search for a new Chief Financial Officer to fill an anticipated vacancy in that position.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1994

     In accordance with its cost reduction strategy, in June 1995, the Company closed its domestic sewing operations and relocated the manufacture of its ORGANIK products off-shore which as expected, affected revenues during this transitional period. Net sales for the three months ended October 31, 1995 were $1,063,325, a decrease of $405,925, or 27.6 percent as compared to net sales for the three months ended October 31, 1994. The decrease in net sales was attributable to a decrease in domestic contract manufacturing services of $996,414, partially offset by an increase in ORGANIK product sales of $590,267. Of the $2,400,000 of orders booked through November 1995 for initial production in Honduras, the Company shipped approximately 64% of the backlog net of returns and markdowns. Certain liquidity constraints and start-up Central American operations caused production inefficiencies which resulted in delayed shipments and cancellations of some orders. During fiscal 1996, the Company anticipates continuing to concentrate its sales efforts on ORGANIK products and improving off-shore production capabilities and profitability. The 36% cancellations, returns, and markdowns of the $2,400,000 backlog of orders booked through November 1995, may adversely affect results of the Company's sales efforts in the next several quarters.

     The following table sets forth information relating to the dollar amounts and percentages of revenues derived from the Company's principal activities.


                                                         YEAR ENDED JULY 31,
                                        -----------------------------------------------------
                                                   1995                          1994
                                        ----------------------        -----------------------
Organik Products                        $1,063,096       100.0%       $  472,829        32.2%
Contract Manufacturing                           -                       996,414        67.8
Other                                          229                             7
                                        ----------       ------       ----------       ------
                                        $1,063,325       100.0%       $1,469,250       100.0%
                                        ----------       ------       ----------       ------
                                        ----------       ------       ----------       ------


     Gross loss for the three months ended October 31, 1995 was $(366,076) as compared to $(109,161) in the three months ended October 31, 1994. The gross margin also decreased as a percent of sales from (7.4)% for the 1994 three month period to (34.4)% for the same period in 1995. The decreases were the result of substantial quality and production inefficiencies associated with start-up operations in Central America. The Company also increased inventory reserves for potential losses on goods either not shipped on time, which do not meet quality standards, or which may be overstated as inventory due to production waste, theft, or inventory error, all of which are presently under review. The Company anticipates that during fiscal 1996, its workforce will become trained and stabilized, supplier relations will be further developed, and production and accounting controls and procedures will be substantially improved.

     Selling, general and administrative expenses for the three months ended October 31, 1995 were $707,493 an increase of $227,030, or 47.3%, from the same period of the same period of the prior year. This increase reflects the Company's increased focus on marketing, filling several management positions primarily related to the offshore operations, significant travel and other costs associated with the development of off-shore sourcing and manufacturing capabilities, and air freight to customers due to late deliveries.

     For the three months ended October 31, 1995, loan fees of $39,530 were related to bridge loans funded and repaid in August 1995.

     As a result of the foregoing, the Company incurred a net loss of $(1,102,346) or $(0.18) per share, for the three months ended October 31, 1995, compared to a net loss of $(580,234), or $(0.13) per share, for the three months ended October 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's strategy to reduce costs, including the establishment of off-shore operations, has required significant up front expenditures. This strategy has been financed through a public stock offering in March 1994 and warrant exercises in May 1995 and September 1995. Since inception, the Company has been substantially dependent upon the sales of its securities and various borrowings in order to finance its working capital requirements and expects to be substantially dependent on such sales and borrowings for the foreseeable future.


     The Company had working capital of $2,852,521 on October 31, 1995, as compared to working capital of $322,668 on July 31, 1995. Subsequent to July 31, 1995, working capital was substantially increased when the Company received net proceeds of approximately $3,500,000 through the exercise of its outstanding Class A and Class B Warrants. Accounts receivable increased from $28,961 at July 31, 1995 to $745,203 at October 31, 1995 due to low levels of shipments in June and July associated with closing the domestic manufacturing operation as compared to start-up shipments from the Honduran manufacturing during first quarter 1996. The allowance for doubtful accounts was increased from $13,142 at July 31, 1995 to $48,429 due to returns and markdowns associated with late deliveries and quality control problems. Because of the startup phase of Honduran operations, there can be no assurance that the reserve for allowance for doubtful accounts will prove to be adequate. The reduction in inventory from $994,118 at July 31, 1995 to $824,118 at October 31, 1995 reflects the increase in inventory reserves from $45,000 to $235,000. Reserves were increased for potential losses on goods not shipped on time, which do not meet quality standards, or which may be overstated as inventory due to production waste, theft, or inventory error, all of which are presently under review. Reserves will be reduced as the Company trains and develops a stable workforce, develops supplier relations, sells excess and poor quality inventories, and substantially improves production and accounting controls.

     During the three months ended October 31, 1995 net cash used in operations was $1,659,281. Losses from the Company's start-up manufacturing operations
were $1,102,346.   During the transition from domestic contract manufacturing to private label off-shore production, the Company, as anticipated, experienced a substantial reduction in revenues, income, liquidity, and cash flow.

     Net cash provided by investing activities was $28,155 for the three months ended October 31, 1995. Investing activities consisted primarily of the sale of excess fixed assets associated with the closedown of the domestic manufacturing facility. During the three months ended October 31, 1995, net cash provided by financing activities was $3,395,348, reflecting the proceeds received from the exercise of the Company's outstanding Class A and Class B Warrants, together with the borrowing and repayment of bridge financing.

     In January 1995, the Company entered into a factoring agreement secured by the Company's accounts receivable and other collateral. Advances under the agreement may be made for up to 80% to 90% of the eligible accounts receivable and bear interest at prime plus 4% to 7%, depending on the outstanding balance. As of October 31, 1995, the Company had no advances against receivables and incurred interest of $2,189 at a weighted average interest rate of 16% under this agreement during three months ended October 31, 1995. The high credit under the agreement was $226,885 and the average credit was $55,143. Encumbrance of certain of the Company's assets pledged to secure the above factoring agreement has resulted in such assets, which excludes inventory and the process technology, not being available to secure additional indebtedness, which may adversely affect the Company's ability to borrow in the future, including the ability to obtain a working capital loan.

     On July 17, 1995 and for a period of time initially expiring August 18, 1995, which was extended until September 12, 1995 (the "Special Offering Period"), the Company allowed warrantholders to exercise the outstanding Class A and Class B Warrants at $3.25 per warrant, and receive an additional one-quarter share of Common Stock and a Class C Warrant. As of September 12, 1995, 254,552, or 86% of the then outstanding Class A Warrants and 921,584, or 84% of the outstanding Class B Warrants were exercised generating net proceeds to the Company of approximately $3,500,000. The proceeds from the exercise of the Class A and Class B Warrants are being used to refine and enhance the Company's process technology, purchase equipment, finance production of ORGANIK products, expand sales and marketing, and otherwise for working capital and general corporate purposes.

     In July 1995, the Company entered into a $100,000 unsecured note payable bearing interest at 14% with its Honduran landlord. During the three months ended October 31, 1995, the note was paid in full.

     On August 16, 1995, the Company issued a $255,377 convertible promissory note and repaid the note in full August 25, 1995 with proceeds from the July 17, 1995 offering. (See Note 5) The note bore interest at 9% annually. In connection therewith the Company issued warrants to purchase 25,538 shares of the Company's common stock at $1.75 per share.

     The Company's cash flow and capital requirements are significantly affected by the seasonal nature of its business. The timing of production orders for private label products and manufacturing services are also generally seasonal, with product shipments heavily concentrated in advance of the fall and spring seasons. Unanticipated events, including insufficient funds to purchase, or delays in securing, adequate raw materials at the time of peak sales or significant decreases in sales during such periods, could result in significant losses which would not be easily reversed before the following year. At this time, the Company anticipates making additional capital expenditures of approximately $300,000 during fiscal 1996, primarily in investments in technology for the manufacture of its Organik fabrics and finished garments, including the enhancement of off-shore manufacturing operations.

     The Company is not currently generating sufficient cash flow to fund its operations and is dependent on the net proceeds from the recent exercises of the Class A and Class B Warrants to meet its backlog of Organik apparel orders, and further implement its cost reduction strategy. In the event that these net proceeds, together with the current factoring agreement, prove to be insufficient to fund operations (due to seasonal customer product demands, unanticipated expenses, technical difficulties, problems or otherwise), the Company will require additional financing until such time as the Company is able to generate sufficient profits to fund operations. The Company believes that increasing its profitability is dependent upon, among other things, the Company's ability to successfully implement its cost reduction strategy and significantly increase the sale of its private label products. The Company has not identified any potential sources of financing beyond its current factoring line and there can be no assurance that the Company would be able to obtain additional financing if and when needed or that, if available, financing would be on terms acceptable to the Company. Should the Company not be able to obtain suitable financing, or if the Company's operating expectations should be substantially less than anticipated, the Company may
elect to scale back its operations.   In this regard, the Company has
periodically experienced liquidity constraints (including in recent months) which have resulted in the deferral or cancellation of orders. There can be no assurance that any measures taken would be adequate to reduce costs and increase cash flow to an acceptable level or would not unduly damage the Company's credibility as a supplier to its major customers.

     At December 14, 1995, the Company had cash of approximately $934,000, receivables of approximately $1,093,000 and borrowings against receivables of approximately $39,559.

     To provide incentive to employees, officers, directors, lenders and consultants of the Company, as well as to minimize cash expenditures, the Company has traditionally issued options and warrants as a means of compensation or payment for services. During the three months ended
October 31, 1995, officers, directors, employees, consultants, and a lender were granted options and warrants to purchase an aggregate of 360,538 shares of Common Stock at prices ranging from $1.75 to $3.23 per share. The Company has and intends to continue this form of compensation or payment for services in fiscal 1996.

NET OPERATING LOSS CARRYFORWARDS

     At July 31, 1995, the Company had net operating loss carryforwards for federal tax purposes of $10,562,000 to offset future taxable income. Due to a change in ownership, the Company is subject to an annual limitation of approximately $350,000 on its ability to utilize net operating loss carryforwards for losses prior to July 31, 1994. Utilization of these carryforwards is dependent on future taxable income. The July 17, 1995 Warrant Offerring may or may not limit the Company's ability to utilize net operating loss carryforwards due to changes in ownership.

INFLATION

     Inflation has historically not had a material effect on the Company's operations.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.

  Not applicable

ITEM 2.  CHANGES IN SECURITIES.

  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable

ITEM 5.  OTHER INFORMATION.

  Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)   Exhibits

   NUMBER         DESCRIPTION
   ------         -----------

   10.21 Extension of March 21, 1994 Consulting Agreement with Whale Securities Co., L.P.; dated October 25, 1995 including Warrant Agreement and Warrant Certificate.

   27.1           Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANIK TECHNOLOGIES, INC.
Registrant







    /s/ Helen M. Hull                               DECEMBER 15, 1995
---------------------------------------             -----------------
Helen M. Hull, Chief Financial Officer                    Date