Form 10QSB
period 1996-01-31
ORGANIK TECHNOLOGIES INC
filed 1996-03-18
CIK 807526

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 3 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT

                  For the quarter period ended January 31, 1996


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT

                 For the transition period from ______ to ______


                          Commission File No.: 0-18935
                                               -------


                           ORGANIK TECHNOLOGIES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)



          WASHINGTON                              81-0440517
          ----------                              ----------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization.)         Identification No.)


                1919 70TH AVENUE WEST, TACOMA, WASHINGTON  98466
                ------------------------------------------------
                    (Address of principal executive offices.)


                    Issuer's telephone number: (206) 564-1400
                                               --------------

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

     6,650,698 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 8, 1996
     ----------------------------------------------------------------
     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           Organik Technologies, Inc.
                           Consolidated Balance Sheets


                                                      January 31, 1996            July 31, 1995
                                                    --------------------      --------------------
                                                         (Unaudited)

ASSETS
   Current assets:
      Cash on hand and cash equivalents                $       718,884          $       134,920
      Accounts receivable less allowance for
      doubtful accounts of $64,690 and $13,142,
      respectively                                             563,316                   28,961
      Other receivables                                         22,952                    7,622
      Inventories, net                                         693,224                  994,118
      Prepaid expenses                                          62,278                  103,359
                                                    --------------------      --------------------
   Total current assets                                      2,060,654                1,268,980


Property and equipment, net of accumulated
   depreciation                                                524,613                  755,732

Other assets:
   Purchased cotton technology net of accumulated
       amortization of $142,500 and $127,500,
       respectively                                           157,500                  172,500
   Other                                                       120,999                  196,746
                                                    --------------------      --------------------
Total assets                                           $     2,863,766          $     2,393,958
                                                    --------------------      --------------------
                                                    --------------------      --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Notes payable to others                          $         3,780          $       126,898
      Accounts payable                                          45,446                  262,799
      Accrued payroll and related liabilities                   89,988                  231,517
      Other accrued expenses                                   227,561                  325,098
                                                    --------------------      --------------------
   Total current liabilities                                   366,775                  946,312

Long-term indebtedness                                           -                        -

Shareholders' equity (deficit):
   Preferred stock, no par value, 10,000,000
      shares authorized, 11,500 shares outstanding             100,317                  100,317
   Common stock, and additional paid-in capital,
      no par value, 50,000,000 shares authorized,
      6,650,698 and 5,180,523 shares issued and
      outstanding, respectively                             15,904,304               12,363,989
   Accumulated deficit                                     (13,507,630)             (11,016,660)
                                                    --------------------      --------------------
   Total shareholders' equity                                2,496,991                1,447,646
                                                    --------------------      --------------------

Commitments and contingencies                                    -                        -

Total liabilities and shareholders' equity             $     2,863,766          $     2,393,958
                                                    --------------------      --------------------
                                                    --------------------      --------------------



                 See Notes to Consolidated Financial Statements.

                           Organik Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Three Months Ended             Six Months Ended
                                                    January 31,                   January 31,
                                            ---------------------------  ----------------------------
                                                1996           1995           1996           1995
                                            ------------   ------------   ------------   ------------

Net sales                                   $   497,710    $ 1,480,575    $ 1,561,035    $ 2,949,825

Cost of sales                                   981,205      1,584,991      2,410,606      3,163,402
                                            ------------   ------------   ------------   ------------

Gross profit                                   (483,495)      (104,416)      (849,571)      (213,577)

Selling, general and administrative expenses    912,866        511,109      1,620,359        991,572
                                            ------------   ------------   ------------   ------------

Income (loss) from operations                (1,396,361)      (615,525)    (2,469,930)    (1,205,149)

Other income (expense)
   Interest income (expense)                     16,248          2,162         28,273         14,052
   Loan fees and other                           (2,761)        (2,970)       (43,563)        (5,470)
                                            ------------   ------------   ------------   ------------


Net (loss)                                  $(1,382,874)   $  (616,333)   $(2,485,220)   $(1,196,567)
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------

Net loss per common share                   $     (0.21)   $     (0.14)   $     (0.39)   $     (0.27)
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------

Weighted average number of shares
   outstanding                                6,650,698      4,376,502      6,344,370      4,376,502
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------


                 See notes to Consolidated Financial Statements.

                           Organik Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                               Six Months Ended
                                                                  January 31,
                                                 ---------------------------------------------
                                                         1996                     1995
                                                 --------------------     --------------------

Cash flows from operating activities:
   Net loss                                      $     (2,485,220)        $     (1,196,567)
   Adjustments to reconcile net loss to net
      cash used in operating activities:

      Common stock and warrants issued for
         services provided and other costs                  6,000                    -
   Depreciation and amortization                          281,186                  111,409
   Consulting fees                                         83,625                    -
   Changes in:
      Accounts receivable                                (534,355)                (248,471)
      Other receivables                                   (15,330)                  (2,544)
      Inventories                                         300,894                  254,615
      Prepaid expenses                                     41,081                   89,424
      Accounts Payable                                   (217,353)                   5,456
      Accrued Expenses                                   (239,066)                 (22,458)
                                                 --------------------     --------------------
   Net cash used in operating activities               (2,778,538)              (1,009,136)
                                                 --------------------     --------------------

Cash flows from investing activities:
   Purchase of property and equipment                     (51,172)                (275,103)
   Proceeds from disposal of property and
      equipment                                            16,105                    -
   Other                                                    1,316                    1,133
                                                 --------------------     --------------------
Net cash (used) in investing activities                   (33,751)                (273,970)
                                                 --------------------     --------------------

Cash flows from financing activities:
   Prepaid consulting fees                                (75,000)                   -
   Proceeds from short-term debt incurred                 255,377                    -
   Retirement of short-term debt                         (378,495)                   -
   Gross proceeds from issuance of common
      stock and warrants                                3,822,442                    -
   Common stock and warrant offering costs               (325,627)                   -
   Payment of deferred offering costs                     103,306                  (46,440)
   Payment of preferred stock dividends                    (5,750)                  (5,750)
                                                 --------------------     --------------------
   Net cash (used) provided by financing
      activities                                        3,396,253                  (52,190)
                                                 --------------------     --------------------
Net increase (decrease) in cash                           583,964               (1,335,296)

Beginning cash and cash equivalents                       134,920                1,641,803
                                                 --------------------     --------------------

Ending cash and cash equivalents                 $        718,884         $        306,507
                                                 --------------------     --------------------
                                                 --------------------     --------------------


                 See notes to Consolidated Financial Statements.

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

     The Company has experienced significant losses since July 31, 1995. Management believes that the Company has adequate resources to continue at the present level of operations, should it choose to do so, through the end of its current fiscal year (July 31, 1996), subject to a reduction of operating losses. However, the Company's internal forecasts indicate that it may have need for additional funds through equity or debt financing in order for the Company to fully manufacture its backlog of ORGANIK-TM- apparel orders. The Company is currently negotiating for approximately $500,000 of interim seasonal debt financing from Honduran sources. Should the Company not be able to obtain this or other suitable financing, or if the Company's operating results should be significantly different than anticipated, the Company may elect to scale back its operations by taking one or more of the following actions: liquidating non-essential equipment and inventories, deferring capital expenditures, and decreasing personnel expenditures through reduction of administrative support staff and deferral of certain management salaries. There can be no assurance that any such measures, if taken, would be adequate to reduce costs to an acceptable level or would not unduly damage the Company's credibility as a supplier to its major customers to an extent that would not preclude its ability to timely recover operations to an acceptable level.

NOTE 2. INVENTORIES

     Inventories at January 31, 1996 and July 31, 1995, net of reserves of $300,000 and $45,000, respectively, consist of the following:

                                        January 31,         July 31,
                                        1996                1995
                                        --------------      --------------

          Raw materials                 $430,817            $763,997

          Work in process                223,287             153,465

          Finished Goods                  39,120              76,656
                                        --------            --------
                                        $693,224            $994,118
                                        --------            --------
                                        --------            --------

NOTE 3. EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of common shares outstanding for each period. The potential effect of common shares contingently issuable have not been included in the calculation as their effect would be antidilutive. The net loss per share for the three and six month periods have been adjusted for dividends paid to the holders of the Company's preferred stock.

NOTE 4.  CONVERTIBLE PROMISSORY NOTE

     On August 16, 1995, the Company issued a $255,377 convertible promissory note and repaid the note in full August 25, 1995 with proceeds from the July 17, 1995 offering. (See Note 5) The note bore interest at 9% annually. In connection therewith the Company issued warrants to purchase 25,538 shares of the Company's common stock at $1.75 per share. The warrants, valued at $6,000, are included in loan fees expensed for the six months ended January 31, 1996.

NOTE 5.  SHAREHOLDERS' EQUITY

     On July 17, 1995 and for a period of time initially expiring August 18, 1995, which was extended until September 12, 1995 (the "Special Offering Period"), the Company allowed warrantholders to exercise the outstanding Class A and Class B Warrants at $3.25 per warrant, and receive one and one-quarter share of Common Stock and a Class C Warrant. Each Class C Warrant entitles the warrantholder to purchase one share of Common Stock for $5.00 and expires in March 1999. As of September 12, 1995, 245,552, or 86% of the then outstanding Class A Warrants and 921,584 or 84% of the outstanding Class B Warrants were exercised generating net proceeds to the Company of $3,496,815. The proceeds from the exercise of the Class A and Class B Warrants were added to working capital for general corporate purposes, including financing the manufacture of the Company's products off-shore and the implementation of a marketing program for obtaining additional orders for ORGANIK-TM- garments. This offering may or may not limit the Company's ability to utilize net operating loss carryforwards due to changes in ownership.

     In October 1995, the Company entered into an agreement with the underwriter of its 1994 stock offering, Whale Securities Co., LP, to extend its current consulting agreement which expires in March 1996, another two years. The terms include $75,000 of previously paid cash compensation and a warrant to purchase 150,000 shares of common stock at a price of $3.23 per share. The warrants were valued at $37,500.

NOTE 6.  RELATED PARTY TRANSACTIONS

     In December 1995 the Company amended the employment agreement of John McNulty, the Company's former Chief Executive Officer, to provide for one year of consulting by him. As part of this amendment non-vested stock options previously granted Mr. McNulty became immediately fully vested.

NOTE 7.  STOCK OPTIONS

     In October 1995, the Company granted, subject to certain conditions, a director and Board Vice Chairman a non-qualified stock option to purchase 75,000 shares at $3.23 per share, vesting between April 1996 and April 1998. During the first half of 1996 warrants were granted to a consultant and a lender to purchase 175,538 shares at prices ranging from $1.75 to $3.23 per share. Non-qualified stock options to purchase an additional 130,000 shares at prices ranging from $2.65 to $3.23 per share were granted, subject to certain conditions, in October and December to employees of the Company.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     Included in cash and cash equivalents is a $100,000 short-term certificate of deposit. This deposit is collateral for a standby letter of credit issued to the Company's factor as security against potential chargebacks, if any, allowable under contract with one of its customers.

NOTE 9.  SUBSEQUENT EVENTS

     In February 1996 the Company entered into an employment agreement with William L. Bryson, the Company's new Chief Executive Officer. Under the agreement Mr. Bryson was granted stock options to purchase 60,000 shares of Common Stock at $1.13, which was the market value at the date of the grant, and 30,000 shares at the market value seven months from the date of the grant, with 33% vesting immediately, 66% vesting at the end of six months and 100% at the end of 13 months.

NOTE 10.  CONSOLIDATED STATEMENT OF CASH FLOWS - supplemental disclosure

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     In October 1995 warrants were issued to Whale Securities Co., LP, valued at $37,500, were recorded as an increase to both common stock and deferred consulting fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     During the first half of 1996 the Company experienced substantial quality control problems and production difficulties during the start-up phase of the Central American operation. These difficulties combined with liquidity limitations in August and September 1995 resulted in a significant number of order cancellations, customer chargebacks and defective products. The Company anticipates that during the remainder of fiscal 1996, its workforce will become trained and stabilized, supplier relations will be further developed, and production and accounting controls and procedures will be improved. However, there can be no assurance that the Company will be successful in eliminating manufacturing losses in the future, or that its off-shore manufacturing operations or cost-reduction strategies will result in increased revenues or profitable operations. Expenditures of various types related to the establishment of Central American manufacturing operations are expected to continue at least through the fourth quarter of fiscal 1996.

     In February 1996, which is subsequent to the accounting period covered by this report, the Board of Directors appointed William L. Bryson as President and Chief Executive Officer and William F. Gould as Chief Financial Officer replacing Jeff Harden as Chief Executive Officer, John Lindsey as President and Greg McWade as interim Chief Financial Officer. In February and March 1996 the Company terminated the employment of 34 employees and hired 10 replacements for a net reduction in annual payroll expense of $235,000.

     In March 1996 the Board of Directors authorized the Vice Chairman to investigate opportunities to license the Company's proprietary shrinkfree cotton fabric and to hold discussions with interested potential purchasers of the Company.

     At March 11, 1996, the backlog of orders for ORGANIK-TM- apparel was approximately $3,100,000 which represents an increase of approximately 33% over the backlog a year ago.

RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JANUARY 31, 1995

     In accordance with its cost reduction strategy the Company closed its domestic sewing operations in June 1995 and relocated the manufacture of its ORGANIK-TM- products off-shore which, as expected, affected revenues during this transitional period. Net sales for the three and six months ended January 31, 1996 were $497,710 and $1,561,035, a decrease of $982,865 (66.4%) and $1,388,790
(47.1%) as compared to the three and six months ended January 31, 1995, respectively. The decrease in net sales for the most recent six months was substantially attributable to a decrease in domestic contract manufacturing services of $2,184,407, partially offset by an increase in ORGANIK-TM- product sales of $835,281.

     The following table sets forth information relating to the dollar amounts and percentages of revenues derived from the Company's principal activities.

                                             Six Months ended January 31,
                                             ----------------------------
                                          1996                          1995
                                   ----------------------        ----------------------

     ORGANIK-TM- Products          $1,547,170      99.1%         $  711,889      24.1%

     Contract Manufacturing            13,865        .9%          2,198,272      74.5%

     Other                              -           -  %             39,664       1.4%
                                   ----------     ------         ----------     ------
                                   $1,561,035     100.0%         $2,949,825     100.0%
                                   ----------     ------         ----------     ------
                                   ----------     ------         ----------     ------

     Gross losses for the three and six months ended January 31, 1996 were $483,495 and $849,571 as compared to gross losses of $104,416 and $213,577 for the three and six months ended January 31, 1995 The gross loss also increased as a percent of sales from 7.0% and 7.2% for the three and six months ending January 31, 1995 to 97.1% and 54.4% for the same periods in 1996. The decreases were the result of substantial quality and production inefficiencies associated with start-up operations in Central America. The Company also increased inventory reserves for potential losses on goods either which do not meet quality standards, or which may be overstated as inventory due to production
waste, theft, or inventory error, all of which are presently under review.   The
Company anticipates that during the remainder of fiscal 1996, its workforce will become trained and stabilized, supplier relations will be further developed, and production and accounting controls and procedures will be improved.

     Selling, general and administrative expenses for the three and six months ended January 31, 1996 were $912,866 and $1,620,359 an increase of $401,757
(78.6%) and $628,787 (63.4%) from the same periods of the prior year. This increase reflects the Company's increased focus on marketing, filling several management positions primarily related to the offshore operations, significant travel and other costs associated with the development of off-shore sourcing and manufacturing capabilities, and air freight to customers due to late deliveries.

     In December the Company terminated the services of a consultant and recorded as a current expense $46,875 of prepaid consulting fees.

     The Company has determined that certain computer software which related to the Tacoma manufacturing operation would not be needed in the future and accordingly has fully written-off the remaining book value of $98,830. The Company also reduced the carrying value, by a charge to depreciation expense of $66,164, of computer hardware, which it expects to be able to utilize in the future in the Central American manufacturing operation, to current estimated market value.

      For the six months ended January 31, 1996, loan fees of $39,530 were related to bridge loans funded and repaid in August 1995.

     As a result of the foregoing, for the three and six months ended January 31, 1996 the Company incurred a net loss of $1,382,874 or $0.21 per share, and $2,485,220 or $0.39 per share, compared to a net loss of $616,333, or $0.14 per share and $1,196,567 or $0.27 per share, for the same periods ended January 31, 1995.

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

     The Company had working capital of $1,693,879 on January 31, 1996, as compared to working capital of $322,668 on July 31, 1995. Subsequent to July 31, 1995, working capital was substantially increased when the Company received net proceeds of approximately $3,500,000 through the exercise of its outstanding Class A and Class B Warrants. Accounts receivable increased from $28,961 at July 31, 1995 to $563,316 at January 31, 1996 due to low levels of shipments in June and July associated with closing the domestic manufacturing operation as compared to start-up shipments from the Honduran manufacturing during first half of 1996. The allowance for doubtful accounts was increased from $13,142 at July 31, 1995 to $64,690 due to returns and markdowns associated with late deliveries and quality control problems. Because of the start-up phase of Honduran operations, there can be no assurance that reserves for doubtful accounts will prove to be adequate. The reduction in inventory from $994,118 at July 31, 1995 to $693,224 at January 31, 1996 reflects the increase in inventory reserves from $45,00 to $300,000. Reserves were increased for potential losses on goods not which do not meet quality standards, or which may be overstated as inventory due to production waste, theft, or inventory error, all of which are presently under review. Reserves will be reduced as the Company trains and develops a stable workforce, develops supplier relations, sells excess and poor quality inventories, and substantially improves production and accounting controls.

     During the six months ended January 31, 1996 net cash used in operations was $2,778,538. Losses from the Company's start-up manufacturing operations were $2,485,220 During the transition from domestic contract manufacturing to private label off-shore production, the Company, as anticipated, experienced a substantial reduction in revenues, income, liquidity, and cash flow.

     Net cash used by investing activities was $33,751 for the six months ended January 31, 1996. During the six months ended January 31, 1996, net cash provided by financing activities was $3,396,253, reflecting the proceeds received from the exercise of the Company's outstanding Class A and Class B Warrants, together with the borrowing and repayment of bridge financing.

     In January 1995, the Company entered into a factoring agreement secured by the Company's accounts receivable and other collateral. Advances under the agreement may be made for up to 80% to 90% of the eligible accounts receivable and bear interest at prime plus 4% to 7%, depending on the outstanding balance. As of January 31, 1996, the Company had advances of $3,780 against receivables and incurred interest of $2,625 at a weighted average interest rate of 16% under this agreement during six months then ended. The high credit under the agreement was $226,885 and the average credit was $33,097. Encumbrance of certain of the Company's assets pledged to secure the above factoring agreement has resulted in such assets, which excludes inventory and the process technology, not being available to secure additional indebtedness, which may adversely affect the Company's ability to borrow in the future, including the ability to obtain a working capital loan.

     On July 17, 1995 and for a period of time initially expiring August 18, 1995, which was extended until September 12, 1995 (the "Special Offering Period"), the Company allowed warrantholders to exercise the outstanding Class A and Class B Warrants at $3.25 per warrant, and receive an additional one-quarter share of Common Stock and a Class C Warrant. As of September 12, 1995, 254,552, or 86% of the then outstanding Class A Warrants and 921,584, or 84% of the outstanding Class B Warrants were exercised generating net proceeds to the Company of approximately $3,500,000. The proceeds from the exercise of the Class A and Class B Warrants are being used to refine and enhance the Company's process technology, purchase equipment, finance production of ORGANIK-TM- products, expand sales and marketing, and otherwise for working capital and general corporate purposes.

     In July 1995, the Company entered into a $100,000 unsecured note payable bearing interest at 14% with its Honduran landlord. During the six months ended January 31, 1996, the note was paid in full.

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

     The Company is not currently generating sufficient cash flow to fund its operations and is dependent on the net proceeds from the recent exercises of the Class A and Class B Warrants to meet its backlog of ORGANIK-TM- apparel orders, and further implement its cost reduction strategy. In the event that these net proceeds, together with the current factoring agreement, prove to be insufficient to fund operations (due to seasonal customer product demands, unanticipated expenses, technical difficulties, problems or otherwise), the Company will require additional financing until such time as the Company is able to generate sufficient profits to fund operations. The Company is currently negotiating for approximately $500,000 of interim seasonal debt financing from Honduran sources. Should the Company not be able to obtain this or other additional suitable financing, or if the Company's actual operating results should be significantly different than anticipated, the Company may elect to scale back its operations. To this regard, the Company has periodically experienced liquidity constraints (including in recent months) which have resulted in the deferral or cancellation of orders. There can be no assurance that any measures taken would be adequate to reduce costs and increase cash flow to an acceptable level or would not unduly damage the Company's credibility as a supplier to its major customers.

     At March 11, 1996, the Company had cash of approximately $711,000, receivables of approximately $96,000 and no borrowings against receivables.

     To provide incentive to employees, officers, directors, lenders and consultants of the Company, as well as to minimize cash expenditures, the Company has traditionally issued options and warrants as a means of compensation or payment for services. During the six months ended January 31, 1996, officers, directors, employees, a consultant and a lender were granted options and warrants to purchase an aggregate of 380,538 shares of Common Stock at prices ranging from $1.75 to $3.23 per share. The Company has and intends to continue this form of compensation or payment for services in fiscal 1996.

NET OPERATING LOSS CARRYFORWARDS

     At July 31, 1995, the Company had net operating loss carryforwards for federal tax purposes of $10,562,000 to offset future taxable income. Due to a change in ownership, the Company is subject to an annual limitation of approximately $350,000 on its ability to utilize net operating loss carryforwards for losses prior to July 31, 1994. Utilization of these carryforwards is dependent on future taxable income. The July 17, 1995 Warrant Offering may or may not limit the Company's ability to utilize net operating loss carryforwards due to changes in ownership.

INFLATION

     Inflation has historically not had a material effect on the Company's operations.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

     On August 2, 1995 the Company was served with a complaint by John Michael Liviakis and Liviakis Financial Communications in the Superior Court for Sacramento County, California (Case No. 95AS04187) against the Company, five directors and one former director. The lawsuit alleges that during the period from the summer of 1993 through the spring of 1994 defendants committed fraud, negligent misrepresentation, interference with and conspiracy to interfere with prospective economic advantage, and breach of contract, in connection with the entering into and cancellation of a financial public relations agreement with Liviakis Financial Communications and the refusal by the Company to remove a stop-transfer order against transfer of 172,778 shares of common stock issued to Mr. Liviakis pursuant to the agreement. The Company canceled the contract in April, 1994 and had previously demanded that Mr. Liviakis return the shares for, among other reasons, failure of performance by Liviakis Financial Communications under the agreement; however, Mr. Liviakis has refused to do so. Plaintiff seeks a temporary restraining order and preliminary and permanent injunctions, and claims that he has suffered damages aggregating in excess of $4 million. The Company intends to vigorously defend this lawsuit and to counterclaim for the return and cancellation of the shares; however, there can be no assurance as to the outcome of this litigation or the amount of expenses that will ultimately be incurred in its defense and prosecution.

     Other than the foregoing, the Company is unaware of any legal proceedings other than those arising in the normal course of business, which, in the opinion of the Company's management, are neither individually nor collectively material to its business.


ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

ITEM 5.  OTHER INFORMATION.

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

               Number         Description
---------------------------------------------------------------------
               10.21          Amendment No.1, dated December 14, 1995
                              to Employment Agreement

               27.1           Financial Data Schedule

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORGANIK TECHNOLOGIES, INC.
--------------------------
Registrant



/s/ William F. Gould                                   March 15, 1996
----------------------------------------------         --------------
William F. Gould, Chief Financial Officer                   Date