Form 10QSB
period 1996-04-30
ORGANIK TECHNOLOGIES INC
filed 1996-06-14
CIK 807526

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 3 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT

                   For the quarter period ended April 30, 1996


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No _.


        6,650,698 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 10, 1996 Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Organik Technologies, Inc.
                           Consolidated Balance Sheets




                                               April 30, 1996    July 31, 1995
                                              ----------------  ----------------
                                                 (Unaudited)
ASSETS
   Current assets:
     Cash on hand and cash equivalents         $     188,444     $     134,920
     Accounts receivable less allowance for
     doubtful accounts of $51,656 and
     $13,142, respectively                            96,752            28,961
     Other receivables                                31,748             7,622
     Inventories, net                              1,412,272           994,118
     Prepaid expenses                                 42,383           103,359
                                              ----------------  ----------------
   Total current assets                            1,771,599         1,268,980

Property and equipment, net of accumulated
   depreciation                                      517,642           755,732

Other assets:
   Purchased cotton technology net of
     accumulated amortization of $150,000 and
     $127,500, respectively                          150,000           172,500
   Other                                             112,933           196,746
                                              ----------------  ----------------

Total assets                                   $   2,552,174     $   2,393,958
                                              ----------------  ----------------
                                              ----------------  ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable to others                   $      55,149     $     126,898
     Accounts payable                                461,663           262,799
     Accrued payroll and related liabilities          90,828           231,517
     Other accrued expenses                          254,008           325,098
                                              ----------------  ----------------
   Total current liabilities                         861,648           946,312

Long-term indebtedness                                 -                 -

Shareholders' equity (deficit):
   Preferred stock, no par value, 10,000,000
     shares authorized, 11,500 shares
     outstanding                                     100,317           100,317
   Common stock, and additional paid-in
     capital, no par value, 50,000,000 shares
     authorized, 6,650,698 and 5,180,523
     shares issued and outstanding,
     respectively                                 15,904,304        12,363,989
   Accumulated deficit                           (14,314,095)      (11,016,660)
                                              ----------------  ----------------
   Total shareholders' equity                      1,690,526         1,447,646
                                              ----------------  ----------------

Commitments and contingencies                          -                 -

Total liabilities and shareholders' equity     $   2,552,174     $   2,393,958
                                              ----------------  ----------------
                                              ----------------  ----------------


                 See Notes to Consolidated Financial Statements.


                                         Organik Technologies, Inc.
                                    Consolidated Statements of Operations
                                                (Unaudited)


                                              Three Months Ended                       Nine Months Ended
                                                   April 30,                               April 30,
                                     -----------------------------------     -----------------------------------
                                           1996                1995                1996                1995
                                     ---------------     ---------------     ---------------     ---------------
Net sales                              $   115,569         $   542,497         $ 1,676,604         $ 3,492,322

Cost of sales                              362,654             947,438           2,773,260           4,110,840
                                     ---------------     ---------------     ---------------     ---------------

Gross profit                              (247,085)           (404,941)         (1,096,656)           (618,518)

Selling, general and
   administrative expenses
                                           554,682             646,930           2,174,883           1,638,502
                                     ---------------     ---------------     ---------------     ---------------

Loss from operations                      (801,767)         (1,051,871)         (3,271,539)         (2,257,020)

Other income (expense)
   Interest income (expense)                   103               4,104              28,376              17,288
   Loan fees and other                      (2,083)             (1,876)            (45,646)             (6,478)
                                     ---------------     ---------------     ---------------     ---------------

Net loss                               $  (803,747)        $(1,049,643)        $(3,288,809)        $(2,246,210)
                                     ---------------     ---------------     ---------------     ---------------
                                     ---------------     ---------------     ---------------     ---------------

Net loss per common share              $     (0.27)        $     (0.23)        $     (0.51)        $     (0.51)
                                     ---------------     ---------------     ---------------     ---------------
                                     ---------------     ---------------     ---------------     ---------------

Weighted average number of
   shares outstanding                    6,650,698           4,472,144           6,446,479           4,407,682
                                     ---------------     ---------------     ---------------     ---------------
                                     ---------------     ---------------     ---------------     ---------------









                               See notes to Consolidated Financial Statements.


                           Organik Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      Nine Months Ended
                                                          April 30,
                                              ----------------------------------
                                                    1996              1995
                                              ----------------  ----------------
Cash flows from operating activities:
   Net loss                                     $ (3,288,809)     $ (2,246,210)
   Adjustments to reconcile net loss to net
     cash used in operating activities:


     Common stock and warrants issued for
       services provided and other costs               6,000             -
     Depreciation and amortization                   334,742           163,199

   Changes in:
     Accounts receivable                             (67,791)          252,993
     Other receivables                               (24,126)          (33,004)
     Inventories                                    (418,154)          416,917
     Prepaid expenses                                 60,975           163,659
     Other assets                                     18,009             -
     Accounts Payable                                198,864          (121,058)
     Accrued Expenses                               (211,779)          102,002
                                              ----------------  ----------------
   Net cash used in operating activities          (3,392,069)       (1,301,502)
                                              ----------------  ----------------

Cash flows from investing activities:
   Purchase of property and equipment                (90,258)         (367,721)
   Proceeds from disposal of property and
     equipment                                        16,105             -
   Other                                               -                13,450
                                              ----------------  ----------------
   Net cash used in investing activities             (74,153)         (354,271)
                                              ----------------  ----------------

Cash flows from financing activities:

   Proceeds from short-term debt incurred            255,377            29,199
   Retirement of short-term debt                    (327,127)            -
   Gross proceeds from issuance of common
     stock and warrants                            3,822,442         1,150,663
   Common stock and warrant offering costs          (222,321)            -
   Payment of deferred offering costs                  -               (23,427)
   Payment of preferred stock dividends               (8,625)           (8,625)
                                              ----------------  ----------------
   Net cash (used) provided by financing
     activities                                    3,519,746         1,147,810
                                              ----------------  ----------------
Net increase (decrease) in cash                       53,524          (507,963)

Beginning cash and cash equivalents                  134,920         1,641,803
                                              ----------------  ----------------

Ending cash and cash equivalents                $    188,444      $  1,133,840
                                              ----------------  ----------------
                                              ----------------  ----------------


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

     The Company has experienced significant losses since July 31, 1995. Management believes that the Company may not have adequate resources to continue at the present level of operations through the end of its current fiscal year (July 31, 1996). The Company's internal forecasts indicate that it will need additional funds through equity or debt financing in order for the Company to operate in its next fiscal year beginning August 1, 1996. Should the Company not be able to obtain suitable financing the Company may elect to scale back its operations by taking one or more of the following actions: liquidating equipment and inventories and decreasing personnel expenditures through reduction of administrative support staff and deferral of certain management salaries. There can be no assurance that any such measures, if taken, would be adequate to reduce costs to an acceptable level or would not unduly damage the Company's credibility as a supplier to its major customers to an extent that would not preclude its ability to timely recover operations to an acceptable level.

NOTE 2. INVENTORIES

     Inventories at April 30, 1996 and July 31, 1995, net of reserves of $300,000 and $45,000, respectively, consist of the following:


                                        April 30,        July 31,
                                        1996             1995
                                        ---------------  --------------
               Raw materials            $  423,552       $763,997

               Work in process             223,515        153,465

               Finished Goods              765,205         76,656
                                        ----------       --------
                                        $1,412,272       $994,118

                                        ----------       --------
                                        ----------       --------




NOTE 3. EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of common shares outstanding for each period. The potential effect of common shares contingently issuable have not been included in the calculation as their effect would be antidilutive. The net loss per share for the three and nine month periods have been adjusted for dividends paid to the holders of the Company's preferred stock.

NOTE 4.  CONVERTIBLE PROMISSORY NOTE

     On August 16, 1995, the Company issued a $255,377 convertible promissory note and repaid the note in full August 25, 1995 with proceeds from the July 17, 1995 offering. (See Note 5) The note bore interest at 9% annually. In connection therewith the Company issued warrants to purchase 25,538 shares of the Company's common stock at $1.75 per share. The warrants, valued at $6,000, are included in loan fees expensed for the nine months ended April 30, 1996.

NOTE 5.  SHAREHOLDERS' EQUITY

     On July 17, 1995 and for a period of time initially expiring August 18, 1995, which was extended until September 12, 1995 (the "Special Offering Period"), the Company allowed warrantholders to exercise the outstanding Class A and Class B Warrants at $3.25 per warrant, and receive one and one-quarter share of Common Stock and a Class C Warrant. Each Class C Warrant entitles the warrantholder to purchase one share of Common Stock for $5.00 and expires in March 1999. As of September 12, 1995, 245,552, or 86% of the then outstanding Class A Warrants and 921,584 or 84% of the outstanding Class B Warrants were exercised generating net proceeds to the Company of $3,496,815. The proceeds from the exercise of the Class A and Class B Warrants were added to working capital for general corporate purposes, including financing the manufacture of the Company's products off-shore. This offering may or may not limit the Company's ability to utilize net operating loss carryforwards due to changes in ownership.

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

NOTE 7.  STOCK OPTIONS

     In October 1995, the Company granted, subject to certain conditions, a director and Board Vice Chairman a non-qualified stock option to purchase 75,000 shares at $3.23 per share, vesting between April 1996 and April 1998. During the first nine months of 1996 warrants were granted to a consultant and a lender to purchase 175,538 shares at prices ranging from $1.75 to $3.23 per share. Non-qualified stock options to purchase an additional 227,500 shares at prices ranging from $1.13 to $3.23 per share were granted, subject to certain conditions, in October, December and February to employees of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     During the first nine months of 1996 the Company experienced substantial quality control problems and production difficulties during the start-up phase of the Central American operation. These difficulties combined with liquidity limitations in August and September 1995 resulted in a significant number of order cancellations, customer chargebacks and defective products. There can be no assurance that the Company will be successful in eliminating manufacturing losses in the future, or that its off-shore manufacturing operations or cost-reduction strategies will result in increased revenues or profitable operations.

     In February 1996 the Board of Directors appointed William L. Bryson as President and Chief Executive Officer and William F. Gould as Chief Financial Officer replacing Jeff Harden as Chief Executive Officer, John Lindsey as President and Greg McWade as interim Chief Financial Officer. In February and March 1996 the Company terminated the employment of 34 employees and hired 10 replacements for a net reduction in annual payroll expense of $235,000.

     In March 1996 the Board of Directors authorized the Vice Chairman to investigate opportunities to license the Company's proprietary shrinkfree cotton fabric and to hold discussions with interested potential purchasers of the Company.

     In May 1996 the Company received notice from a customer that it intended to cancel an $800,000 order scheduled for shipment in July. The Company is currently negotiating with the customer concerning the approximately $200,000 expended by the Company in anticipation of this order. No reserve has been established on the approximately $200,000 as management believes the entire amount will be realized.

     In May 1996 the Company informed a customer that due to production difficulties it would be unable to produce and ship complete an order scheduled to ship in June. The original order totaled $750,000. The company estimates that it will be able to ship approximately $360,000 of that order.

     At June 10, 1996, the backlog of orders for ORGANIK-TM- apparel was approximately $373,000 which represents a decrease of approximately 85% over the backlog a year ago.

     Forward looking information in this report is subject to the assumptions and contingencies described in the risk factors as set forth in the Company's July 17, 1995 prospectus in connection with its registration of securities under the Securities Act of 1933 (No. 33-98610), including Organik's history of significant and continuing losses and declining revenues, possible needs for additional financing, additional capital requirements, shifts in business emphasis, uncertainty of its cost reduction strategy (including its move to offshore production), dependence on principal customers, lack of patent protection, seasonality, length of production cycle, changes in key personnel and other risk factors.

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED APRIL 30, 1995

     In accordance with its cost reduction strategy the Company closed its domestic sewing operations in June 1995 and relocated the manufacture of its ORGANIK-TM- products off-shore which, as expected, affected revenues during this transitional period. Net sales for the three and nine months ended April 30, 1996 were $115,569 and $1,676,604, a decrease of $426,928 (78.7%) and $1,815,718
(52.0%) as compared to the three and nine months ended April 30, 1995, respectively. The decrease in net sales for the most recent nine months was substantially attributable to a decrease in domestic contract manufacturing services of $2,502,606, partially offset by an increase in ORGANIK-TM- product sales of $811,823.

     The following table sets forth information relating to the dollar amounts and percentages of revenues derived from the Company's principal activities.


                                     Nine Months ended April 30,

                                 1996                           1995

                         -------------------------     -------------------------
 ORGANIK-TM- Products    $1,662,739          99.1%     $  850,916          24.4%

 Contract Manufacturing      13,865            .9%      2,516,471          72.1%

 Other                            -           -  %        124,935           3.5%
                         ----------         ------     ----------         ------

                         $1,676,604         100.0%     $3,492,322         100.0%
                         ----------         ------     ----------         ------
                         ----------         ------     ----------         ------


     Gross losses for the three and nine months ended April 30, 1996 were $247,085 and $1,096,656 as compared to gross losses of $404,941 and $618,518 for the three and nine months ended April 30, 1995 The gross loss also increased as a percent of sales from 76.6% and 17.7% for the three and nine months ending April 30, 1995 to 213.8% and 65.4% for the same periods in 1996. The decreases were the result of substantial quality and production inefficiencies associated with start-up operations in Central America. The Company also increased inventory reserves for potential losses on goods which did not meet quality standards or were obsolete.

     Selling, general and administrative expenses for the three and nine months ended April 30, 1996 were $554,682 and $2,174,883. This represents a decrease of $92,348 (14.3%) in the three month period and an increase of $536,381 (32.7%) in the nine month period. This increase reflects the Company's increased focus on marketing, filling several management positions primarily related to the offshore operations, significant travel and other costs associated with the development of off-shore sourcing and manufacturing capabilities, and air freight to customers due to late deliveries.

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

     For the nine months ended April 30, 1996, loan fees of $39,530 were related to bridge loans funded and repaid in August 1995.

     As a result of the foregoing, for the three and nine months ended April 30, 1996 the Company incurred a net loss of $803,747 or $0.27 per share, and $3,288,809 or $0.51 per share, compared to a net loss of $1,049,643, or $0.23 per share and $2,246,210 or $0.51 per share, for the same periods ended April 30, 1995.

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


     The Company had working capital of $909,951 on April 30, 1996, as compared to working capital of $322,668 on July 31, 1995. Subsequent to July 31, 1995, working capital was substantially increased when the Company received net proceeds of approximately $3,500,000 through the exercise of its outstanding Class A and Class B Warrants. Accounts receivable increased from $28,961 at July 31, 1995 to $96,782 at April 30, 1996. The allowance for doubtful accounts was increased from $13,142 at July 31, 1995 to $51,656 due to returns and markdowns associated with late deliveries and quality control problems. Because of the problems incurred in the start-up phase of Honduran operations, there can be no assurance that reserves for doubtful accounts will prove to be adequate. The increase in inventory from $994,118 at July 31, 1995 to $1,412,272 at April 30, 1996 reflects the increase in finished goods inventory from $76,656 to $765,205. The bulk of the finished goods on hand at April 30, 1996 were shipped to a customer in May and were substantially paid for by June 10. The finished goods increase was offset by increase in reserves from $45,000 at July 31, 1995 to $300,000 at April 30, 1996. Reserves were increased for potential losses on goods not which do not meet quality standards or are obsolete. Reserves will be reduced as the Company trains and develops a stable workforce and sells obsolete and poor quality inventories.

     During the nine months ended April 30, 1996 net cash used in operations was $3,392,069. Losses from the Company's start-up manufacturing operations were $3,288,809 During the transition from domestic contract manufacturing to private label off-shore production, the Company, as anticipated, experienced a substantial reduction in revenues, income, liquidity, and cash flow.

     Net cash used by investing activities was $74,153 for the nine months ended April 30, 1996. During the nine months ended April 30, 1996, net cash provided by financing activities was $3,519,746, reflecting the proceeds received from the exercise of the Company's outstanding Class A and Class B Warrants, together with the borrowing and repayment of bridge financing.

     In January 1995, the Company entered into a factoring agreement secured by the Company's accounts receivable and other collateral. Advances under the agreement may be made for up to 80% to 90% of the eligible accounts receivable and bear interest at prime plus 4% to 7%, depending on the outstanding balance. As of April 30, 1996, the Company had advances of $55,149 against receivables and incurred interest of $2,858 at a weighted average interest rate of 16% under this agreement during nine months then ended. The high credit under the agreement was $226,885. Encumbrance of certain of the Company's assets pledged to secure the above factoring agreement has resulted in such assets, which excludes inventory and the process technology, not being available to secure additional indebtedness, which may adversely affect the Company's ability to borrow in the future, including the ability to obtain a working capital loan.

     On July 17, 1995 and for a period of time initially expiring August 18, 1995, which was extended until September 12, 1995 (the Special Offering Period), the Company allowed warrantholders to exercise the outstanding Class A and Class B Warrants at $3.25 per warrant, and receive an additional one-quarter share of Common Stock and a Class C Warrant. As of September 12, 1995, 254,552, or 86% of the then outstanding Class A Warrants and 921,584, or 84% of the outstanding Class B Warrants were exercised generating net proceeds to the Company of approximately $3,500,000.

The proceeds from the exercise of the Class A and Class B Warrants are being used to refine and enhance the Company's process technology, purchase equipment, finance production of ORGANIK-TM- products, expand sales and marketing, and otherwise for working capital and general corporate purposes.

     In July 1995, the Company entered into a $100,000 unsecured note payable bearing interest at 14% with its Honduran landlord. During the nine months ended April 30, 1996, the note was paid in full.

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

     The Company is not currently generating sufficient cash flow to fund its operations and has been dependent on the net proceeds from the recent exercises of the Class A and Class B Warrants to meet its backlog of ORGANIK-TM- apparel orders, and further implement its cost reduction strategy. These net proceeds, together with the current factoring agreement, are not sufficient to fund operations past the end of the current fiscal year (July 31, 1996). The Company will require additional debt or equity financing until such time as the Company is able to generate sufficient profits to fund operations. Should the Company not be able to obtain suitable financing, the Company may elect to scale back its operations. To this regard, the Company has periodically experienced liquidity constraints (including in recent months) which have resulted in the deferral or cancellation of orders. There can be no assurance that any measures taken would be adequate to reduce costs and increase cash flow to an acceptable level or would not unduly damage the Company's credibility as a supplier to its major customers.

     At June 10, 1996, the Company had cash of approximately $296,000, receivables of approximately $161,000 and borrowings against receivables of approximately $36,000.

     To provide incentive to employees, officers, directors, lenders and consultants of the Company, as well as to minimize cash expenditures, the Company has traditionally issued options and warrants as a means of compensation or payment for services. During the nine months ended April 30, 1996, officers, directors, employees, a consultant and a lender were granted options and warrants to purchase an aggregate of 478,038 shares of Common Stock at prices ranging from $1.13 to $3.23 per share. The Company has and intends to continue this form of compensation or payment for services in fiscal 1996.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

     On August 2, 1995 the Company was served with a complaint by John Michael Liviakis and Liviakis Financial Communications in the Superior Court for Sacramento County, California (Case No. 95AS04187) against the Company, five directors and one former director. The lawsuit alleges that during the period from the summer of 1993 through the spring of 1994 defendants committed fraud, negligent misrepresentation, interference with and conspiracy to interfere with prospective economic advantage, and breach of contract, in connection with the entering into and cancellation of a financial public relations agreement with Liviakis Financial Communications and the refusal by the Company to remove a stop-transfer order against transfer of 172,778 shares of common stock issued to Mr. Liviakis pursuant to the agreement. The complaint against Organik was later amended to include a claim for breach of a purported settlement agreement. The Company canceled the contract in April, 1994 and had previously demanded that Mr. Liviakis return the shares for, among other reasons, failure of performance by Liviakis Financial Communications under the agreement; however, Mr. Liviakis has refused to do so. Plaintiff seeks a temporary restraining order and preliminary and permanent injunctions, and claims that he has suffered damages aggregating in excess of $4 million. The Company intends to vigorously defend this lawsuit and to counterclaim for the return and cancellation of the shares; however, there can be no assurance as to the outcome of this litigation or the amount of expenses that will ultimately be incurred in its defense and prosecution.

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

     a)   Exhibits

               NUMBER    DESCRIPTION
- ------------------------------------

               27.1      Financial Data Schedule

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANIK TECHNOLOGIES, INC.
Registrant

/s/ William F. Gould                                   June 10, 1996
- ---------------------------------------------          -------------
William F. Gould, Chief Financial Officer                      Date