Form 10KSB
period 2001-07-31
ORGANIK TECHNOLOGIES INC
filed 2002-01-09
CIK 807526

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2001.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                                     0-18935
                     -------------------------------------
                             Commission File Number

                           ORGANIK TECHNOLOGIES, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                 Washington                               81-0440517
   -------------------------------------       --------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)               Identification Number)

                     35 Austin Lane, Alamo, California 94507
        ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                   Issuer's telephone number: (925) 837-5262
             ------------------------------------------------------

        Securities registered pursuant to Section 12 (b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                                 No Par Value

Check whether Issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. / /

Issuer's Revenues for its most recent fiscal year: $  -0-              .
                                                    -------------------
As of December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the Issuer, 8,742,046 shares, was $917,915. The market value of Common Stock of the Issuer, par value $0.001 per share, was computed by reference to the average of the closing bid and asked prices of one share on such date which was $0.105.

The number of shares outstanding of the Issuer's Common Stock, par value $0.001 per share, as of December 31, 2001, was 17,717,920 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE:   N/A

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------
Organik Technologies, Inc.

Organik Technologies, Inc. was incorporated under the laws of the State of Montana in 1986 as Big Sky Country Apparel, Inc., and changed its name to Big Sky USA, Incorporated, in July 1988. The Company was reincorporated under the laws of the State of Washington in December 1991 and, in November 1993, changed its name to Organik Technologies, Inc. The Issuer is referred to herein as "Organik" or the "Company". Between July 1990 and June 1996, the Company manufactured and distributed garments using Organik(TM) fabrics. The Company developed and enhanced a family of all natural, shrink-free, 100% cotton knit fabrics, which it sold under the name and trademark Organik(TM).

Over the years the costs of development, manufacture and distribution was significantly greater than revenue and, in July 1996, due to severe cash flow deficiencies, the Company ceased all operations. The Company has been dormant for the past 5 1/2 years. Except for reviewing and analyzing potential acquisition and/or merger candidates, the Company has conducted no business since July 1996. In August 2001, subsequent to the Company's fiscal year end, the Company began negotiations with Telemax Global Communications, Inc. ("TGC") regarding a potential acquisition. These negotiations led to a purchase of 8,000,000 shares of the Company's Common Stock for $40,000 by TGC, and to the execution of the Plan and Agreement of Reorganization on November 16, 2001, described in greater detail below.

Although remaining subject to the filing requirements of Section 12(b) of the Securities Exchange Act of 1934, the Company has not made any of its regular filings with the Securities and Exchange Commission ("SEC") since filing a Form 10-KSB with the SEC on October 30, 1995, covering its fiscal year ended July 31, 1995. Since November 16, 2001, all of the Company's activities have been focused on completing the audit of its financial statements and filing its delinquent Form 10-KSBs and Form 10-QSBs with the SEC. The Company has filed its required reports with the SEC and management believes it is now in compliance with the SEC reporting requirements.

The Company's principal executive offices are located at 35 Austin Lane, Alamo, California 94507, and its telephone number will be (925) 837-5262. After the Exchange Effective Date, the Company's principal executive offices will be located at Telemax Global Communications, Inc., 736 Dundas Street East, Toronto, Ontario, Canada M5A 2C3, and its telephone number will be (416) 703-0334.

Proposed Acquisition of Telemax Global Communications, Inc. ("TGC")

On November 16, 2001, the Company entered into an Exchange Agreement with TGC whereby the Company would acquire all of the issued and outstanding capital stock of TGC in exchange for 9,000,000 shares of the Company's Common Stock after a twenty-for-one (20:1) reverse stock split. Upon the close of the acquisition, the seven TGC shareholders will own approximately 91% of the issued and outstanding Common stock of Organik. Upon completion of the acquisition, the Company's business will be the business currently being conducted by TGC.

The Board of Directors has approved the acquisition, which includes a name change to Telemax Global Communication and a 20:1 reverse stock split. Although shareholder approval is not required by Washington law, the acquisition is subject to filing a Schedule 14C Information Statement with the SEC and distribution to the Company's shareholders. The Company expects to close the acquisition on or about January 25, 2002. There is no assurance that the acquisition will be completed.

Employees.

Since early 1997, the Company has had only two part-time employees consisting of its President and Chief Financial Officer and its Secretary.

Telemax Global Communications, Inc.

TGC was founded in July 2001 and formed under the laws of Ontario, Canada. TGC operates its business through its two wholly-owned subsidiaries, Telemax Communications, Inc., and Parsecom, Inc. TGC's core products include prepaid phone cards and One-Plus long-distance services. TGC provides its long-distance and prepaid calling card services to consumers throughout Canada. TGC's wholly-owned subsidiary, Telemax Communications, Inc., also markets and distributes prepaid calling cards for Bell Canada, the country's largest telephone service provider. In addition, TGC has entered into licensing arrangements with various underserved emerging telecommunication markets such as China, Vietnam, India, Philippines, and the Republic of Sudan. TGC has created a strategic platform to increase its market share in both existing core products while at the same time significantly reducing its direct operating costs through its partnership with Canquest.

In addition to its core products, TGC has plans to introduce additional products and services including prepaid wireless, prepaid Internet, point-of-sale ("POS") terminals and the deployment of a voice-over Internet protocol ("VOIP") platform.

TGC operates from two leased premises. The prepaid telephone business is located in 6,000 square feet of office space at 231 Millway Avenue, Concord, Ontario, Canada. The long distance and international communications services are located in 5,000 square feet of office space at 736 Dundas Street East, Toronto, Canada. The Company plans on consolidating its operations into one location. TGC also has plans for an additional location in California to house its United States sales and marketing arm.

For its fiscal year ended June 30, 2001, and for its first three months ended September 30, 2001, TGC had sales and net income loss of $8,150,892 and $(492,306), and $3,262,538 and $183,737, respectively.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes its acquisition of TGC.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
The Company is not presently a party to any pending legal proceedings.

On November 17, 1997, the Company filed a Voluntary Petition for a Chapter 11 Proceeding under the United States Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. In November 1998, the Company withdrew its bankruptcy petition with the approval of the Bankruptcy Court.


ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
--------------------------------------------------------
The Company has not held a security holders meeting since 1995.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANTS
----------------------------------
COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------
(a) The Company's Common Stock traded on the NASDAQ Small Cap Market between March 17, 1994, until November 1996 when it moved to the Over-The-Counter Bulletin Board where it was quoted until March, 1998. In April 1998, the Company moved to the "Pink Sheets" published by the Pink Sheets LLC (previously National Quotation Bureau, LLC). The Company's ticker symbol is "ORGK". There is limited trading in the Company's Common Stock. On December 31, 2001, the bid and asked prices for the Company's Common stock was $0.08 and $0.13, respectively.

         The following table shows for the calendar periods indicated averages of actual sales for the Company's Common Stock. The quotations were obtained using an Internet retrieval service. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

            From August 1, 1999                 High Bid          Low Bid

       First Quarter                              $0.15             $0.05
       Second Quarter                             $0.14             $0.05
       Third Quarter                              $0.08             $0.05
       Fourth Quarter                             $0.08             $0.05


            From August 1, 2000                 High Bid          Low Bid

       First Quarter                              $0.05             $0.02
       Second Quarter                             $0.04             $0.02
       Third Quarter                              $0.05             $0.02
       Fourth Quarter                             $0.15             $0.05


            From August 1, 2001                 High Bid          Low Bid

       First Quarter                              $0.05             $0.01
       Second Quarter (through 12/31/01)          $0.09             $0.02

(b) As of December 31, 2001, there were approximately 214 record holders of the Company's Common Stock.

(c) There have been no dividends declared or paid by the Company on its Common Stock during the past three years and the Company does not anticipate paying cash dividends in the foreseeable future.

(d)      Recent sales of securities are as follows:

                  In November 2001, the Company sold 8,000,000 shares of common stock for $40,000 to TGC. This investment did not involve any public solicitation. TGC is a sophisticated entity and had full access to all relevant information relating to the Company and its business. The share certificates were affixed with an appropriate legend restricting transfers and sales. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and the shares are deemed to be restrictive shares.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
The information included in this discussion contains forward looking statements that are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

Corporate History.

Organik was incorporated on November 5, 1991 (as Big Sky USA, Inc.), under the laws of the State of Washington. The Company and its two wholly-owned subsidiaries, Organik Honduras, Inc., and O.T. Fabrics, Inc. (collectively the "Company"), were primarily engaged in the design, manufacture and marketing of high-quality casual clothing made from all-natural, shrink-free, 100% cotton knit fabric. The Company subsequently ceased its original business activity on July 31, 1996.

The Company never recommenced operating activity and thereafter primarily investigated and sought new business opportunities.

Plan of Operation For The Next Twelve Months

On November 16, 2001, the Company entered into an Exchange Agreement with TGC whereby the Company would acquire all of the issued and outstanding capital stock of TGC in exchange for 9,000,000 shares of the Company's Common Stock after a twenty-for-one (20:1) reverse stock split. Upon the close of the acquisition, the nine TGC shareholders will own approximately 91% of the issued and outstanding Common stock of Organik. Upon completion of the acquisition, the Company's business will be the business currently being conducted by TGC.

In the event the acquisition of TGC is not completed, the Company will continue to seek to acquire assets or shares of an operating entity which generates revenues in exchange for the Company's securities. Other than TGC, the Company has no potential acquisitions in mind and has not entered into any negotiations regarding any other possible acquisitions. Other than TGC, none of Organik's officers, directors or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of any acquisition or merger between the Company and such other company as of the date of this Form 10-KSB.

Results of Operations

From August 1996 through July 31, 2001, there have been no reportable operations in that the Company has not engaged in any material business activity and has not generated any revenues. It is not possible for the Company to predict any financial uncertainties or the impact of inflation in that it has not entered into any sales at this time.

An examination of the Financial Statements of the Company will disclose that its major expenditures have been in general and administrative costs, which, in the aggregate, was $4,630 for each of the fiscal years ended 2001 and 2000.

During the year ended July 31, 2001, the Company recognized an extraordinary gain due to the extinguishment of accounts payable. The accounts payable, totaling $341,399, had been outstanding since July 31, 1996. The Company obtained a legal opinion stating that the statute of limitations had expired on these payables. As such, the creditors associated with the accounts payable cannot assert future claims against the Company for the debts and the amount was written off to extraordinary gain.

Capital Financing

In August 2001, the Company issued 8,000,000 shares of its Common Stock to TGC for $40,000 in a private placement. The proceeds were used to pay for legal, accounting, printing, and stock transfer expenses associated with providing the Company with audited financial statements and completing and filing its required periodic reports with the SEC in order to comply with the Securities Act of 1934 filing requirements.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. If the TGC acquisition is not completed, the Company will have no capital with which to pay these anticipated expenses. Present management of the Company, therefore, may pay these charges with their personal funds as interest-free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede or be made conditional in any manner to consummation of a proposed transaction.

Other than the acquisition of TGC, the Company has no plans, proposals, arrangements, or understanding with respect to the sale or issuance of additional securities in conjunction with the identification of an acquisition or merger candidate.

Liquidity and Sources of Capital

The Company does not have sufficient cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The capital requirements for the next twelve months will depend upon many factors, including the ability to conclude the TGC acquisition. If the TGC acquisition is not completed, the capital requirements of Organik will be significantly less because it has no business operations.

To the extent the Company needs additional financing, there can be no assurance that it would be able to obtain public or private third-party sources of financing or that favorable terms for such financing would be available. In addition, given the trading history of its common stock, there can be no assurance that it will be able to raise additional cash through public or private offerings of its common stock. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to existing stockholders may result. In addition, any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict management's flexibility. At a minimum, management expects these covenants to include restrictions on Organik's ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on its business, prospects, financial condition and results of operations.

If necessary working capital cannot be secured from outside sources, Organik will rely on its current management to advance or invest such funds. However, neither the current management nor any current shareholder is obligated to do so.

If adequate funds are not available, the Company will be required to delay, scale back or eliminate portions of its planned operations or to obtain funds through arrangements with partners or others that may require it to relinquish rights to some of its assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of its assets and could also adversely affect its ability to fund its planned operations.


ITEM 7. FINANCIAL STATEMENTS
----------------------------
The financial statement and supplementary data listed in the accompanying Index to Financial Statements are attached as part of this report. The Audit Report accompanying the Financial Statements includes a "going concern" qualification. See Note 4 to the Notes to Consolidated Financial Statements.

List of Financial Statements.

The following financial statements of Organik Technologies, Inc., are included in Item 7:

         Independent Auditor's Report                                   F-3

         Consolidated Balance Sheets                                    F-4

         Consolidated Statements of Operations                          F-5

         Consolidated Statements of Stockholders' Equity (Deficit)      F-6

         Consolidated Statements of Cash Flows                          F-8

         Notes to Consolidated Financial Statements                     F-9

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
-----------------------------------------
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------
None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information with respect to our directors and executive officers as of July 31, 2001.

         Name           Position With Company                            Age

-----------------  --------------------------------------------------  ---------
A.J. Salomon       President, Chief Financial Officer, and Director       65
John F. McNulty    Secretary and Director                                 52
Finn E. Walstad    Director                                               56

A.J. SALOMON has been a director,  President and Chief Financial  Officer of the
------------
Company since September 1996. Since 1997 to the present, Mr. Salomon has been the principal owner and President of Stafford & Company, consultants in the acquisition and mergers of public companies. Mr. Salomon also operates his own development company engaged in construction, financing and marketing of real estate in the western United States. For the past twelve years, he has also been President of Capay Cattle Company which breeds, raises and sells prized Angus cattle.

JOHN F. McNULTY has been a director of the Company  since  November 1994 and was
---------------
the Chief Executive Officer between November 1994 and December 1996. From April 1991 to October 1994, he was Executive Vice President of Marketing. Since early 1997, Mr. McNulty has been semi-retired while managing his own personal investment portfolio.

FINN E. WALSTAD  founded the Company and has been a director since its inception
---------------
in August 1986. From August 1986 through December 1996, Mr. Walstad has served variously as President, Chief Executive Officer, Chairman of the Board, and Director of Technology. Since the beginning of 1997, Mr. Walstad has been a consultant to the fabric industry.

Board Meetings and Committees
-----------------------------
The Board of Directors of the Company held no meetings and acted by unanimous consent on two occasions during the fiscal year ended July 31, 2001. The Board does not currently have an Audit, Executive or Compensation Committee.

None of the Directors of the Company are paid any compensation for their services as a director. No family relationships exist between any of the executive officers or directors of the Company.

Compliance with Section 16(s) of the Exchange Act
-------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the SEC and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the fiscal year ended July 31, 2001 officers, directors, and greater than ten percent beneficial owners complied with all applicable filing requirements.


ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------
The Company's officers and directors have not received any compensation for their services to the Company since 1996 through the July 31, 2001, fiscal year end, and are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit-sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Limitation of Liability and Indemnification Matters

The Company's Bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or
proceeding,   including  any  appeal  thereof,  subject  to  the  qualifications contained in Washington law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by the Company as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Bylaws. Washington law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN
--------------------------------------
BENEFICIAL OWNERS AND MANAGEMENT.
---------------------------------
The following table sets forth information concerning ownership of the Company's Common Stock as of December 31, 2001, (a) each director of the Company, (b) each person known to the Company to be a beneficial owner of more than five percent (5%) of its Common Stock, (c) each person named in the Summary Compensation Table, and (d) all executive officers and directors of the Company as a group.

                         Name and Title                 Number of      Percent
                                                          Shares      of Class
     ---------------------------------------------------------------------------

     A.J. Salomon, President, CFO and Director            700,000       4.0%
     John McNulty, Secretary                               42,046        *
     Finn E. Walstad, Director                                -0-        *
     Telemax Global Communications, Inc.                8,000,000      45.2%
     Officers and Directors as a Group (3 individuals)    742,046       4.1%

_______________
* Less than 1%.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------
We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Mr. Salomon, President and director of the Company, will receive approximately 250,000 shares of common stock as a finder's and facilitator's fee upon the closing of the Company's acquisition of TGC.


ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.
-------------------------------------------
(a)      Exhibits

      Exhibit                      Exhibit Description
      Number

   *   2.1   Agreement  and Plan of Merger dated July 30, 1990, by and among Big
             Sky USA Incorporated, Big Sky Washington, Inc., and NGR Corporation
             (incorporated  herein by reference to Exhibit 10.1 to the Company's
             Current Report on Form 8-K dated July 31, 1990)

      Exhibit                      Exhibit Description
      Number

   *   2.2   Agreement and Articles of Merger of Big Sky  Washington,  Inc., and
             NGR  Corporation  dated July 27, 1990,  and effective July 31, 1990
             (incorporated  herein by reference to Exhibit 10.2 to the Company's
             Current Report on Form 8-K dated July 31, 1990)

   *   2.3   Agreement  and Plan of Merger  effective  January 30, 1991,  by and among Big Sky USA Incorporated, Big Sky Acquiring Corp. and Organik
             Technologies,  Inc.  (incorporated  herein by  reference to Exhibit
             10.1 to Form 8 dated June 12, 1991, to the Company's Report on Form
             8-K dated January 20, 1991

   *   2.4   Agreement  and Articles of Merger of Big Sky  Acquiring  Corp.  and
             Organik   Technologies,    Inc.,   effective   January   31,   1991
             (incorporated  herein by  reference to Exhibit 10.2 to Form-8 dated
             June 12, 1991,  to the  Company's  Report on Form 8-K dated January
             20, 1991).

   *   2.5   Agreement   and  Plan  of  Merger  by  and  between  Big  Sky  USA,
             Incorporated, and Big Sky Tacoma, Inc., effective December 20, 1991
             (incorporated  herein by  reference  to Exhibit 1 to the  Company's
             Registration Statement on Form 8-B dated December 20, 1991)

   *   3.1   Articles  of  Incorporation,  as  amended  (incorporated  herein by reference to Exhibit 3 to the Company's Registration Statement on Form 8-B dated December 20, 1991)

   *   3.2   Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 8-B dated December 20, 1991)

   *   3.3   Amendment  to Articles  of  Incorporation  (incorporated  herein by reference to Exhibit 3.1(a) to the Company's  Annual Report on Form
             10--K dated July 31, 1991)

   *   3.4   Amendment to Articles of Incorporation, dated March 11, 1994

   *   3.5   Certificate of Reinstatement dated October 9, 2001.

   *  10.1   Lease  Agreement  dated July 10, 1990, and effective July 31, 1990, between GRS Enterprises and Big Sky Washington, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 31, 1990)

   *  10.2   Agreement  between the Company and John  McNulty  dated  October 4,
             1990(incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated July 31, 1990)

   *  10.3   Big Sky USA  Incorporated  1991  Stock  Option  Plan  (incorporated herein by  reference  to  Exhibit 4 to the  Company's  Registration
             Statement on Form S-* (No. 33-46057) dated February 28, 1992)

      Exhibit                      Exhibit Description
      Number



   *  10.4   Common Stock and Warrant Purchase  Agreement,  dated as of July 23,
             1992, including  Registration Rights Agreement dated as of July 23,
             1992, and Class A and Class B Warrant  Agreements  dated as of July
             23, 1992, all by and between Big Sky USA, Incorporated, and Capital
             Consultants, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB dated July 31, 1993)

   *  10.5   Common Stock and Warrant Purchase  Agreement,  dated as of July 31,
             1992,  by and  between  Big Sky USA,  Incorporated,  and  Robert D.
             Dellas and Shila L. Clement as Trustees of the Dellas  Family Trust
             (incorporated  herein by reference to Exhibit 10.5 to the Company's
             Annual Report on Form 10-KSB dated July 31, 1993)

   *  10.6   Investment  Letter dated July 9, 1992,  from James P. Pierre to Big
             Sky USA, Incorporated  (incorporated herein by reference to Exhibit
             10.6 to the  Company's  Annual Report on Form 10-KSB dated July 31,
             1993)

   *  10.7   Letter  Agreement  dated September 2, 1993, by and between James P.
             Pierre and Big Sky USA, Incorporated (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form
             10-KSB dated July 31, 1993)

   *  10.8   Promissory   Note  dated  July  3,  1992,  made  by  Big  Sky  USA,
             Incorporated, in favor of James P. Pierre (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form
             10-KSB dated July 31, 1993)

   *  10.9   Loan  Agreement   dated  July  3,  1992,   made  by  Big  Sky  USA,
             Incorporated, in favor of James P. Pierre (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form
             10-KSB dated July 31, 1993)

   * 10.10 Convertible Promissory Notes dated April 8, 1992, April 27, 1992, and May 8, 1992, made by the Company in favor of John Liviakis, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB dated July 31, 1993)

   * 10.11 Loan Agreement dated November 6, 1992, by and between Big Sky USA, Incorporated, and Capital Consultants, as amended, including First Amendment to Loan Agreement dated November 6, 1992, Warrant Agreement dated November 6, 1993, Promissory Note dated November 6, Warrant Agreement dated June 25, 1993, and Registration Rights Agreement dated November 6, 1992 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB dated July 31, 1993)

   * 10.12 Consulting Agreement dated September 1, 1993, between Big Sky USA, Incorporated, and John Liviakis (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB dated July 31, 1993)

      Exhibit                      Exhibit Description
      Number


   * 10.13 Form of Consulting Agreement between Organik Technologies, Inc., and Whale Securities Co., L.P.

   *  10.14  Warrant   Agreement   dated  March  11,   1994,   between   Organik
             Technologies, Inc., and Capital Consultants, Inc.

   * 10.15 Employment Agreement between the Company and John C. Lindsey dated March 1, 1994 (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB dated July 31, 1994)

   * 10.16 Employment Agreement between the Company and John F. McNulty dated November 1, 1994 (incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB dated October 31,
             1994)

   * 10.17 Employment Agreement between the Company and Finn E. Walstad dated November 1, 1994 (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB dated October 31,
             1994)

   * 10.18 Factoring Agreement between the Company and Systran, Inc., and subsidiary guarantees dated January 11, 1994

   * 10.19 Pledge Agreement dated January 10, 1995, by the Company for the benefit of Finn E. Walstad pledging O.T. Fabrics, Inc., stock

   * 10.20 Stock Purchase Agreement dated August 15, 1996, between the Company and Emerald Apparel, Inc. (incorporated herein by reference to
             Exhibit 2.1 to the  Company's  Report on Form 8-K dated  August 21,
             1996)

   * 10.21 Plan and Agreement of Reorganization dated November 15, 2001, between the Company and Telemax Global Communications, Inc. (incorporated herein by reference to Exhibit 10.21 to the Company's Report on Form 8-K dated November 19, 2001)

   *  16.1   Letters  dated  August 16 and August 21, 1996,  respectively,  from
             John R. Gilbert on behalf of  Registrant's  Audit Committee to Rick
             Greaves of Price  Waterhouse  LLP relating to change of accountants
             (incorporated herein by reference to Exhibits 4.1 and 4.2 to the Company's Report on Form 8-K dated August 21, 1996)

   *  22.1   Subsidiaries of the Registrant (incorporated herein by reference to
             Exhibit  22 to the  Registrant's  Annual  Report on Form 10-K dated
             July 31, 1991)

-----------------------

* Incorporated herein by reference.

(b)      Reports on Form 8-K.

         Subsequent to the fiscal year end, the Company filed a Form 8-K for November 16, 2001, reporting on an Item 2 event regarding the signing of a Plan and Agreement of Reorganization with Telemax Global Communications, Inc.







                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ORGANIK TECHNOLOGIES, INC.


                                   By:   /s/ A.J. Salomon
                                         ----------------------------------
                                         A.J. Salomon, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on the 7th day of January 2002.

          Signatures                                        Title


/s/ A.J. Salomon
------------------------------------     President, Chief Financial Officer, and
A.J. Salomon                             Director


/s/ John McNulty
------------------------------------     Secretary and Director
John McNulty


/s/ Finn E. Walstad
------------------------------------     Director
Finn E. Walstad

                           ORGANIK TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 2001

                           ORGANIK TECHNOLOGIES, INC.
                        Consolidated Financial Statements
                                  July 31, 2001



                          INDEX TO FINANCIAL STATEMENTS

                                                                     Pages
                                                                  -----------

Independent Auditors' Report                                          F-3

Consolidated Balance Sheet as of July 31, 2001                        F-4

Consolidated Statements of Operations For the Years Ended
         July 31, 2001 and 2000                                       F-5


Consolidated Statements of Stockholders' Equity For the            F-6 - F-7
         Years Ended July 31, 2001 and 2000

Consolidated Statements of Cash Flows For the Years                   F-8
         Ended July 31, 2001 and 2000

Notes to Consolidated Financial Statements                         F-9 - F-17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Organik Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Danville, California

We have audited the accompanying consolidated balance sheet of Organik Technologies, Inc. and Subsidiaries (a development stage company) as of July 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended July 31, 2001 and 2000 and from inception of the development stage on August 1, 1996 through July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Organik Technologies, Inc. and Subsidiaries (a development stage company) as of July 31, 2001, and the results of their operations and their cash flows for the years ended July 31, 2001 and 2000 and from inception of the development stage on August 1, 1996 through July 31, 2001 in conformity with auditing standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company is a development stage company with no significant operating results, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.




HJ Associates & Consultants, LLP
Salt Lake City, Utah
December 17, 2001

                  ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                    July 31,
                                                                      2001
CURRENT ASSETS                                                    ------------

  Cash                                                            $          -
                                                                  ------------

   Total Current Assets                                                      -
                                                                  ------------

   TOTAL ASSETS                                                   $          -
                                                                  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                                $     87,583
  Accrued dividends payable                                             60,375
                                                                  ------------
     Total Current Liabilities                                         147,958
                                                                  ------------


STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, no par value,
    10,000,000 shares authorized;
    11,500 shares issued and outstanding                               100,318
  Common stock, no par value,
    50,000,000 shares authorized;
    9,717,920 shares issued and outstanding                         16,812,304
  Accumulated deficit prior to the development stage               (16,367,929)
  Accumulated deficit since the inception of the development stage    (692,651)
                                                                  ------------

    Total Stockholders' Equity (Deficit)                              (147,958)
                                                                  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $          -
                                                                  ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                   From
                                                                Inception of
                                                                Development
                                    For the Years Ended          Stage on
                                          July 31,             August 1, 1996
                               ---------------------------        Through
                                    2001          2000         July 31, 2001
                               ------------- -------------    ---------------

REVENUES                       $           - $           -     $           -
                               ------------- -------------     -------------

OPERATING EXPENSES

General and administrative            4,630          4,630           913,441
Legal and professional                    -              -            63,109
                               ------------  -------------     -------------

     Total Operating Expenses         4,630          4,630           976,550
                               ------------  -------------     -------------

OPERATING LOSS                       (4,630)        (4,630)         (976,550)
                               ------------  -------------     -------------

LOSS BEFORE EXTRAORDINARY
 ITEM                                (4,630)        (4,630)         (976,550)
                               ------------  -------------     -------------
EXTRAORDINARY GAIN (Note 5)         341,399              -           341,399
                               ------------  -------------     -------------
NET INCOME (LOSS)              $    336,769  $      (4,630)    $    (635,151)
                               ------------  -------------     -------------
PREFERRED STOCK DIVIDENDS           (11,500)       (11,500)          (57,500)
                               ------------  -------------     -------------
INCOME (LOSS) ATTRIBUTABLE TO
STOCKHOLDERS                   $    325,269  $     (16,130)    $    (692,651)
                               ============  =============     =============

BASIC AND DILUTED INCOME (LOSS)
 PER SHARE (Note 1)

Income from operations         $          -  $           -
Income from extraordinary item         0.04              -
Preferred stock dividends             (0.01)         (0.01)
                               ------------  -------------

     Income (loss) Per Share   $       0.03  $       (0.01)
                               ============  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                        Preferred Stock             Common Stock          Accumulated
                                   ------------------------ -------------------------
                                      Shares        Amount     Shares         Amount        Deficit
                                   ------------  ------------ ------------  ------------  ------------
Balance, July 31, 1995                   11,500  $    100,318    5,180,523  $ 12,363,989  $(11,016,660)

Exercise of class A and B
  warrants, net                               -             -    1,470,175     3,540,315             -

Series A 10% preferred stock dividend
 for year ended July 31, 1996                 -             -            -             -       (11,500)

Net loss for the year ended
  July 31, 1996                               -             -            -             -    (5,339,769)
                                   ------------  ------------ ------------  ------------  ------------
Balance, July 31, 1996                   11,500       100,318    6,650,698    15,904,304   (16,367,929)

Common stock issued for acquisition
  of Emerald Apparel at $0.4375 per
  share                                       -             -    2,000,000       875,000              -

Cancelled 32,778 shares of no par
  value common stock                          -             -      (32,778)            -              -

Series A 10% preferred stock dividend
  for year ended July 31, 1997                -             -            -             -        (11,500)

Net loss for the year ended
  July 31, 1997                               -             -            -             -       (879,630)
                                   ------------  ------------ ------------  ------------  -------------
Balance, July 31, 1997                   11,500       100,318    8,617,920    16,779,304    (17,259,059)

Common stock issued for
  cash at $0.03 per share                     -             -    1,000,000        30,000              -

Common stock issued to shareholder
  for services at $0.03 per share             -             -      100,000         3,000              -

Series A 10% preferred stock dividend
  for year ended July 31, 1998                -             -            -             -        (11,500)

Net loss for the year ended
  July 31, 1998                               -             -            -             -        (83,029)
                                   ------------  ------------ ------------  ------------  -------------
Balance, July 31, 1998                   11,500       100,318    9,717,920    16,812,304    (17,353,588)
      forward

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                 Preferred Stock             Common Stock          Accumulated
                            ------------------------ -------------------------
                               Shares        Amount     Shares         Amount        Deficit
                            ------------  ------------ ------------  ------------  ------------
Balance forward                   11,500  $    100,318    9,717,920  $ 16,812,304  $(17,353,588)

Series A 10% preferred stock
  dividend for year ended
  July 31, 1999                        -             -            -             -       (11,500)

Net loss for the year
 ended July 31, 1999                   -             -            -             -        (4,630)
                            ------------  ------------ ------------  ------------  ------------

Balance, July 31, 1999            11,500       100,318    9,717,920    16,812,304   (17,369,718)

Series A 10% preferred
 stock dividend for year
 ended July 31, 2000                   -             -            -             -       (11,500)

Net loss for the year
  ended July 31, 2000                  -             -            -             -        (4,630)
                            ------------  ------------ ------------  ------------  ------------

Balance, July 31, 2000            11,500       100,318    9,717,920    16,812,304   (17,385,848)

Series A 10% preferred
  stock dividend for year
  ended July 31, 2001                  -             -            -             -       (11,500)

Net income for the year
  ended July 31, 2001                  -             -            -             -       336,769
                            ------------  ------------ ------------  ------------  ------------

Balance, July 31, 2001            11,500  $    100,318    9,717,920  $ 16,812,304  $(17,060,580)
                            ============  ============ ============  ============  ============










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                          From Inception of
                                                   For the Years Ended   Development Stage on
                                                         July 31,           August 1, 1996
                                              ---------------------------      Through
                                                  2001           2000       July 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES          ------------   ------------   --------------

 Net income (loss)                            $    336,769   $     (4,630)  $   (635,151)
 Adjustments to reconcile net income to
  net cash used by operating activities:
   Common stock issued for acquisition                   -              -        875,000
   Common stock issued for services                      -              -          3,000
   Gain on extinguishment of accounts payable     (341,399)             -       (341,399)
 Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable           4,630          4,630         68,550
                                              ------------   ------------   ------------
    Net Cash Used by Operating Activities                -              -        (30,000)
                                              ------------   ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                     -              -              -
                                              ------------   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from the issuance of common stock              -              -         30,000
 Dividends declared                                (11,500)       (11,500)       (57,000)
 Increase in accrued dividends payable              11,500         11,500         57,500
                                              ------------   ------------    -----------
    Net Cash Provided by Financing Activities $          -   $          -    $    30,000
                                              ------------   ------------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             $          -   $          -    $         -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         -              -              -
                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $          -   $          -   $          -
                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

 Income taxes                                 $          -   $          -   $          -
 Interest                                     $          -   $          -   $          -

NON-CASH FINANCING ACTIVITIES

 Stock issued for acquisition                 $          -   $          -   $    875,000
 Stock issued for services                    $          -   $          -   $      3,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Business Organization

         Organik Technologies, Inc. was incorporated on November 5, 1991 (as Big Sky USA, Inc.) under the laws of the State of Washington. The Company and its two wholly-owned subsidiaries, Organik Honduras, Inc. and O.T. Fabrics, Inc. (collectively the "Company"), were primarily engaged in he design, manufacture, and marketing of high quality casual clothing made from all natural, shrink-free, 100% cotton knit fabric. The Company subsequently ceased its original business activity on July 31, 1996.

         Emerald Apparel, Inc. (Emerald) was organized under the laws of the State of Nevada on June 16, 1996. It was incorporated for the purpose of engaging in the design, manufacture, and marketing of casual apparel and related products. The management of Emerald possessed significant experience and expertise in the apparel industry.

         On August 15,1996, the Company completed an acquisition and share exchange agreement whereby the Company issued 2,000,000 shares of its common stock in exchange for all of the outstanding common stock of Emerald. The shares issued by the Company represented 30% of the total shares of the Company's issued and outstanding common stock immediately following the acquisition. Emerald had minimal assets and liabilities at the date of acquisition and was valued based on the trading price of Organik common stock on the date of acquisition. There was no adjustment to the carrying value of the assets or liabilities of Emerald in the exchange.

         The Company never recommenced operating activity and thereafter primarily investigated and sought new business opportunities. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company was reclassified as a development stage company.

         b. Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a July 31 year end.

         c. Principles of Consolidation

         The consolidated financial statements include those of Organik Technologies, Inc. and its 100% owned subsidiaries, Organik Honduras, Inc., O.T. Fabrics, Inc., and Emerald Apparel, Inc. All intercompany accounts and transactions have been eliminated.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Cash and Cash Equivalents

         For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

         e. Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred.

         f. Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company and its subsidiaries to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         g. Basic and Diluted Loss Per Share
                                                         For the Years Ended
                                                                July 31,
                                                       -------------------------
                                                          2001           2000
                                                       ------------ ------------
          Basic income (loss) per share from operations:

            Income (loss) - numerator                  $    (4,630) $    (4,630)
            Shares - denominator                         9,717,920    9,717,920
                                                       -----------  -----------
            Per share amount                           $      0.00  $      0.00
                                                       ===========  ===========
          Basic income (loss) per share attributable to extraordinary item:

            Income (loss) - numerator                  $   341,399  $         -
            Shares - denominator                         9,717,920    9,717,920
                                                       -----------  -----------
            Per share amount                           $      0.04  $      0.00
                                                       ===========  ===========

          Basic income  (loss) per share  attributable  to  preferred  stock dividend:
            Income (loss) - numerator                  $   (11,500) $   (11,500)
                 Shares - denominator                    9,717,920    9,717,920
                                                       -----------  -----------
                 Per share amount                      $     (0.01) $     (0.01)
                                                       ===========  ===========

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                          For the Years Ended
                                                                 July 31,
                                                 --------------------------------------
                                                         2001                2000
                                                 ------------------  ------------------

         Diluted loss per share from operations:

           Income (loss) - numerator             $           (4,630) $           (4,630)
           Shares - denominator                           9,775,420           9,775,420
                                                 ------------------  ------------------
           Per share amount                      $             0.00  $             0.00
                                                 ==================  ==================
         Diluted loss per share attributable to extraordinary item:

           Income (loss) - numerator             $          341,399  $                -
           Shares - denominator                           9,775,420           9,775,420
                                                 ------------------  ------------------
           Per share amount                      $             0.04  $             0.00
                                                 ==================  ==================

         Diluted loss per share attributable to preferred stock dividend:

           Income (loss) - numerator             $          (11,500) $          (11,500)
           Shares - denominator                           9,775,420           9,775,420
                                                 ------------------  ------------------
           Per share amount                      $            (0.01) $            (0.01)
                                                 ==================  ==================

         The basic and diluted loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Potential shares that could be issued from the conversion of preferred stock (11,500 shares issued and outstanding at July 31, 2001 and 2000) are included in the computation of the diluted income per share for the year ended July 31, 2001, but are excluded from the computation of diluted net loss for the year ended July 31, 2000 because they would have an antidilutive effect on the net loss per common share. As a result, basic and diluted loss per share amounts are the same for the year ended July 31, 2000.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h. Change in Accounting Principle

         The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

         The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's financial statements.

         In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be August 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending July 31, 2002 for the Company.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

         SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

         While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001.

         On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

         On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

         SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

         While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 2001 and 2000

NOTE 2 - PREFERRED STOCK

         At July 31, 2001, there were 11,500 shares of outstanding Series A, 10%, no par value, cumulative convertible preferred stock. The stock has a liquidation preference of $10 per share plus dividends accrued and unpaid, and is convertible, at the option of the holder, at a rate of 0.833 shares of common stock per share of preferred stock, subject to adjustment under certain circumstances. Dividends accrued and unpaid were $60,375 and $48,875 as of July 31, 2001 and 2000, respectively.

         The Series A preferred stock is prior to common stock as to dividends and liquidation. Each holder of preferred stock is entitled to vote on all matters upon which the holders of common stock have the right to vote, and may cast a number of votes equal to the number of full shares of common stock the preferred stock could be converted into.

NOTE 3 - COMMON STOCK

         On August 15, 1996, the Board of Directors issued 2,000,000 shares of common stock to acquire Emerald Apparel, Inc. (Emerald) at $0.4375 per share. Emerald had minimal assets and liabilities at the date of acquisition and was valued based on the trading price of Organik common stock on the date of acquisition. There was no adjustment to the carrying value of the assets or liabilities of Emerald in the exchange.

         On September 16, 1996, the Company cancelled 32,778 shares of no par value common stock.

         On April 20, 1998, the Company issued 1,000,000 shares of common stock for cash at $0.03 per share.

         On April 20, 1998, the Company issued 100,000 shares of common stock to a shareholder for services rendered at $0.03 per share.

NOTE 4 - TAXES

         At July 31, 2001, the Company had net operating loss carryforwards of approximately $15,650,000 that may be offset against future taxable income through 2020. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. No current year tax provision has been reported in the financial statements, because the net income, of $336,769, is offset by prior years' net operating loss carryforward.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 2001 and 2000

NOTE 4 - TAXES (Continued)

                                                           For the Years Ended
                                                                  July 31,
                                                 --------------------------------------
                                                          2001               2000
                                                 ------------------  ------------------

         Income tax benefit at statutory rate    $        5,950,389  $        6,078,362
         Change in valuation allowance                   (5,950,389)         (6,078,362)
                                                 ------------------  ------------------
                                                 $                -  $                -
                                                 ==================  ==================

         Deferred tax assets (liabilities) are comprised of the following:

                                                           For the Years Ended
                                                                  July 31,
                                                 --------------------------------------
                                                          2001               2000
                                                 ------------------  ------------------

         Income tax expense at statutory rate    $         (127,972) $                -
         Change in valuation allowance                      127,972                   -
                                                 ------------------- ------------------
                                                 $                -  $                -
                                                 ==================  ==================

         Due to a change in ownership, the Company is subject to a limitation on it's ability to utilize net operating loss carryforwards. The annual limitation is approximately $350,000 for losses prior to July 31, 1994, which represent approximately $7,251,000 of the total net operating loss carryforward. Utilization of these carryforwards is dependent on future taxable income. Subsequent changes in the Company's ownership could result in additional limitations on the use of its net operating loss carryforwards.

NOTE 5 - GOING CONCERN

         The Company's consolidated financial statements have been prepared using generally accepting accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, however, does not have sufficient cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to develop a telecommunications business that could generate revenues within the next twelve months through the acquisition of an existing company.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 2001 and 2000

NOTE 6-  EXTRAORDINARY GAIN

         During the year ended July 31, 2001, the Company recognized an extraordinary gain due to the extinguishment of accounts payable. The accounts payable, totaling $341,399, had been outstanding since July 31, 1996. The company obtained a legal opinion stating that the statute of limitations had expired on these payables. As such, the creditors associated with the accounts payable, can not assert future claims against the Company for the debts and the amount was written off to extraordinary gain.

NOTE 7 - RELATED PARTY TRANSACTIONS

         On April 20, 1998, the Company issued 100,000 shares of common stock to a shareholder for services rendered at $0.03 per share.

NOTE 8 - SUBSEQUENT EVENTS

         On August 20, 2001, the Company issued 8,000,000 shares of the Company's common stock for $40,000.

         On October 1, 2001, the Company recorded an extraordinary gain related to the extinguishment of accounts payable of $22,531.

         On November 16, 2001, the Company and Telemax Global Communications, Inc. (Telemax) entered into a Plan and Agreement of Reorganization (the "Agreement"). In accordance with the Agreement, the Company agreed to authorize a 20-for-1 reverse stock split immediately prior to execution of the final agreement. In the agreement, the Company will acquire all of the issued and outstanding common stock of Telemax in exchange for 9,000,000 post split shares of common stock. Upon the close of the transaction, which is expected to occur by the end of January 2002, Telemax will own approximately 95% of the Company's issued and outstanding common stock. There is no assurance that this transaction will close at the end of January 2002 or at any other time.

         On December 4, 2001, the Company entered into agreements with all of the individual owners of the Company's 11,500 shares of outstanding preferred stock to convert those shares into a total of 57,500 shares of post split shares upon execution of the Telemax transaction.