Form 10QSB
period 2000-10-31
ORGANIK TECHNOLOGIES INC
filed 2002-02-14
CIK 807526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-26351


                           ORGANIK TECHNOLOGIES, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                   Washington                                 81-0440517
-----------------------------------------              -----------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation of organization                     Identification No.)



                     35 Austin Lane, Alamo, California 94507
  -----------------------------------------------------------------------------
                      Address of principal executive office


                                 (925) 837-5262
                       ----------------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 13 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No (X)


     As of October 31,2000, 9,717,920 shares of Common Stock were outstanding.










                  ORGANIK TECHNOLOGIES, INC., and SuBSIDIARIES

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS


                                      INDEX


                                                                      Pages
PART I:  FINANCIAL INFORMATION

  ITEM 1  -  Financial Statements

    Consolidated Balance Sheets (Unaudited)                              2
    As of October 31, 2000 and (Audited) as of July 31, 2000

    Consolidated Statements of Operations (Unaudited)                    3
    For the three months ended October 31, 2000 and 1999 and from Inception through October 31, 2000

    Consolidated Statements of Stockholders' Equity (Deficit)          4-5
    Through October 31, 2000

    Consolidated Statements of Cash Flows (Unaudited)                  6-7
    For the three months ended October 31, 2000 and 1999 and from Inception through October 31, 2000

    Notes to Consolidated Financial Statements                       10-11


  ITEM 2  -  Management's Discussion and Analysis of                    12
             Financial Condition and Results of Operations

                           ORGANIK TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       October 31, 2000 and July 31, 2000

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                         October 31,            July 31,
                                             2000                 2000
                                         ----------            -------------
                                         (Unaudited)
CURRENT ASSETS

 Cash                                   $          -            $          -
                                        ------------            ------------
   Total Current Assets                            -                       -
                                        ------------            ------------
   TOTAL ASSETS                         $          -            $          -
                                        ============            ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

   Accounts payable                     $    425,509            $    424,352
   Accrued dividends payable                  51,750                  48,875
                                        ------------            ------------
     Total Current Liabilities               477,259                 473,227
                                        ------------            ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, no par value,
     10,000,000 shares authorized;
     11,500 shares issued and
             outstanding                     100,318                 100,318
   Common stock, no par value,
     50,000,000 shares authorized;
     9,717,920 shares issued and
             outstanding                  16,812,304              16,812,304
   Accumulated deficit prior to the
             development stage           (16,367,929)            (16,367,929)
   Accumulated deficit since the
     inception of the development
             stage                        (1,021,952)             (1,017,920)
                                        ------------            ------------
     Total Stockholders' Equity
           (Deficit)                        (477,259)               (473,227)
                                        ------------            ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY
           (DEFICIT)                    $          -            $          -
                                        ============            ============




                                        4
    The accompanying note are an integral part of these financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                               From
                                                                            Inception of
                                                                            Development
                                                                             Stage on
                                         For the Three Months Ended         August 1, 1996
                                                 October 31,                   Through
                                  --------------------------------------
                                         2000                 1999         October 31,2000
                                  ------------------  ------------------   ---------------
REVENUES                          $                -  $                -  $                -
                                  ------------------  ------------------  ------------------

OPERATING EXPENSES

General and administrative                     1,157               1,157             909,968
Legal and professional                             -                   -              63,109
                                  ------------------  ------------------  ------------------
     Total Operating Expenses                  1,157               1,157             973,077
                                  ------------------  ------------------  ------------------

OPERATING LOSS                                (1,157)             (1,157)           (973,077)
                                  ------------------  ------------------  ------------------
NET LOSS                                      (1,157)             (1,157)           (973,077)
                                  ------------------  ------------------  ------------------
PREFERRED STOCK DIVIDENDS                     (2,875)             (2,875)            (48,875)
                                  ------------------  ------------------  ------------------
LOSS ATTRIBUTABLE TO
STOCKHOLDERS                      $           (4,032) $           (4,032) $       (1,021,952)
                                  ==================  ==================  ==================

BASIC AND DILUTED LOSS
 PER SHARE (Note 1)

Loss from operations              $            (0.00) $            (0.00)
Preferred stock dividends                      (0.00)              (0.00)
                                  ------------------  ------------------

     Income (loss) Per Share      $            (0.00) $            (0.00)
                                  ==================  ==================








                                        5
    The accompanying note are an integral part of these financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                Preferred Stock                 Common Stock        Accumulated
                                       ---------------------------   ----------------------------
                                          Shares         Amount          Shares         Amount       Deficit
                                       ------------  -------------   -------------  -------------  ----------------
Balance, July 31, 1995                       11,500  $     100,318       5,180,523  $  12,363,989  $(11,016,660)

Exercise of class A and B
  warrants, net                                   -              -       1,470,175      3,540,315              -

Series A 10% preferred stock dividend
  for year ended July 31, 1996                    -              -               -              -       (11,500)

Net loss for the year ended
  July 31, 1996                                   -              -               -              -    (5,339,769)
                                       ------------  -------------   -------------  -------------  -------------
Balance, July 31, 1996                       11,500        100,318       6,650,698     15,904,304   (16,367,929)

Common stock issued for acquisition
  of Emerald Apparel at $0.4375 per
  share                                           -              -       2,000,000        875,000              -

Cancelled 32,778 shares of no par
  value common stock                              -              -         (32,778)             -              -

Series A 10% preferred stock dividend
  for year ended July 31, 1997                    -              -               -              -               (11,500)

Net loss for the year ended
  July 31, 1997                                   -              -               -              -      (879,630)
                                       ------------  -------------   -------------  -------------  -------------
Balance, July 31, 1997                       11,500        100,318       8,617,920     16,779,304   (17,259,059)

Common stock issued for
  cash at $0.03 per share                         -              -       1,000,000         30,000              -

Common stock issued to shareholder
  for services at $0.03 per share                 -              -         100,000          3,000              -

Series A 10% preferred stock dividend
  for year ended July 31, 1998                    -              -               -              -       (11,500)

Net loss for the year ended
  July 31, 1998                                   -              -               -              -       (83,029)
                                       ------------  -------------   -------------  -------------  -------------
Balance, July 31, 1998                       11,500  $     100,318       9,717,920  $  16,812,304  $(17,353,588)
                                       ------------  -------------   -------------  -------------  ------------



                                        6
    The accompanying note are an integral part of these financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                        Preferred Stock                  Common Stock                Accumulated
                               -------------------------------  -------------------------------
                                   Shares          Amount           Shares           Amount            Deficit
                               --------------   --------------  --------------   --------------  -----------------
Balance, July 31, 1998                 11,500   $      100,318       9,717,920   $   16,812,304  $      (17,353,58)

Series A 10% preferred stock
  dividend for year ended
  July 31, 1999                             -                -               -                -            (11,500)

Net loss for the year ended
  July 31, 1999                             -                -               -                -             (4,630)
                               --------------   --------------  --------------   --------------  -----------------
Balance, July 31, 1999                 11,500          100,318       9,717,920       16,812,304        (17,369,718)

Series A 10% preferred stock
  dividend for year ended
  July 31, 2000                             -                -               -                -            (11,500)

Net loss for the year ended
  July 31, 2000                             -                -               -                -             (4,630)
                               --------------   --------------  --------------   --------------  -----------------
Balance, July 31, 2000                 11,500          100,318       9,717,920       16,812,304        (17,385,848)

Series A 10% preferred stock
  dividend for three months ended
 October 31, 2000 (unaudited)               -                -               -                -             (2,875)

Net loss for the three months
 ended October 31, 2000
 (unaudited)                                -                -               -                -             (1,157)
                               --------------   --------------  --------------   --------------  -----------------
Balance, October 31, 2000
 (unaudited)                           11,500   $      100,318       9,717,920   $   16,812,304  $     (17,389,880)
                               ==============   ==============  ==============   ==============  =================








                                        7
    The accompanying note are an integral part of these financial statements.

                  ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             From
                                                                                         Inception of
                                                                                         Development
                                                                                          Stage on
                                                         For the Three Months Ended     August 1,1996
                                                                October 31,                Through
                                                    ---------------------------------   October 31,2000
                                                          2000               1999
                                                    ---------------   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                $        (1,157)  $         (1,157) $       (973,077)
   Adjustments to reconcile net income to net
    cash used by operating activities:
     Common stock issued for acquisition                          -                  -           875,000
     Common stock issued for services                             -                  -             3,000
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                  1,157              1,157            65,077
                                                    ---------------   ----------------  ----------------
       Net Cash Used by Operating Activities                      -                  -           (30,000)
                                                    ---------------   ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES                              -                  -                 -
                                                    ---------------   ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from the issuance of common stock                     -                  -            30,000
   Dividends declared                                        (2,875)            (2,875)          (48,875)
   Increase in accrued dividends payable                      2,875              2,875            48,875
                                                    ---------------   ----------------  ----------------

       Net Cash Provided by Financing Activities    $             -   $              -  $         30,000
                                                    ---------------   ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                 -                  -                 -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  -                  -                 -
                                                    ---------------   ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $             -   $              -  $              -
                                                    ===============   ================  ================






                                        8
    The accompanying note are an integral part of these financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                             From
                                                                                         Inception of
                                                                                         Development
                                                                                          Stage on
                                                         For the Three Months Ended     August 1,1996
                                                                October 31,                Through
                                                    ---------------------------------   October 31,2000
                                                          2000               1999
                                                    ---------------   ----------------  ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Income taxes                                     $             -   $              -  $              -
   Interest                                         $             -   $              -  $              -

NON-CASH FINANCING ACTIVITIES

   Stock issued for acquisition                     $             -   $              -  $        875,000
   Stock issued for services                        $             -   $              -  $            3,0

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       October 31, 2000 and July 31, 2000

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements and notes thereto included in its July 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

NOTE 2 -      BASIC AND DILUTED LOSS PER SHARE

                                                                                 For the Three Months Ended
                                                                                              October  31,
                                                                            ---------------------------------------
                                                                                      2000              1999
                                                                            ------------------  ------------------

              Basic loss per share from operations:

                 Loss - numerator                                           $           (1,157) $           (1,157)
                 Shares - denominator                                                9,717,920           9,717,920
                                                                            ------------------  ------------------
                 Per share amount                                           $            (0.00) $            (0.00)
                                                                            ==================  ==================

              Basic loss per share attributable to preferred stock dividend:

                  Loss - numerator                                          $           (2,875) $           (2,875)
                 Shares - denominator                                                9,717,920           9,717,920
                                                                            ------------------  ------------------
                 Per share amount                                           $            (0.00) $            (0.00)
                                                                            ==================  ==================

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       October 31, 2000 and July 31, 2000


NOTE 3 -      GOING CONCERN

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

NOTE 4 -      SUBSEQUENT EVENTS

              During the fourth quarter of the year ended July 31, 2001, the Company recognized an extraordinary gain due to the extinguishment of accounts payable. The accounts payable, totaling $341,399, had been outstanding since July 31, 1996. The company obtained a legal opinion stating that the statute of limitations had expired on these payables. As such, the creditors associated with the accounts payable, can not assert future claims against the Company for the debts and the amount was written off to extraordinary gain.

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

                           ORGANIK TECHNOLOGIES, INC.


ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OOPERATIONS

The information included in this discussion contains forward-looking statements that are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Corporate History

Organik was incorporated on November 5, 1991 (as Big Sky Tacoma, Inc.), under the laws of the State of Washington. The Company and its two wholly-owned subsidiaries, Organik Honduras, Inc., and O.T. Fabrics, Inc. (collectively the "Company"), were primarily engaged in the design, manufacture and marketing of high-quality casual clothing made from all-natural, shrink-free, 100% cotton knit fabric. The Company subsequently ceased its original business activity on July 31, 1996.

The Company never recommenced operating activity, and thereafter primarily investigated and sought new business opportunities.


Plan of Operation

The Company will continue to seek to acquire assets or shares of an operating entity that generates revenues in exchange for the Company's securities. The Company has no potential acquisitions in mind and has not entered into any negotiations regarding any possible acquisitions. None of Organik's officers, directors or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of any acquisition or merger between the Company and such other company as of the date of this Form 10-QSB.

As noted by the Company's independent auditors in the Notes to the Financial Statements dated October 31, 2000, there is a concern as to the ability of the Company to continue to operate as a going concern since the Company has no revenues. The Company has no full-time or part-time employees and Company's officers and directors have agreed to allocate a portion of their time for no compensation. Therefore, the expenses of the Company are generally confined to annual filing fees and the associated legal and accounting fees for filing reports under the Securities Exchange Act of 1934. The sources of funds for these expenses continue to be non-interest bearing advances from the officers and directors. In the event that this support is withdrawn, the ability of the Company to continue to operate as a going concern or to implement its plans for future acquisitions and/or mergers would be severely limited, if not impossible.

Results of Operations

From August 1996 through October 31, 2000, there have been no reportable operations in that the Company has not engaged in any material business activity and has not generated any revenues. It is not possible for the Company to predict any financial uncertainties or the impact of inflation in that it has not entered into any sales at this time.

An examination of the Financial Statements of the Company will disclose that there were no expenditures for operating costs and $1,157 of administrative costs for the three months ended October 31, 2000. The accounts payable, totaling $425,509, had been outstanding since July 31, 1996. During the quarter ended October 31, 2000, the Company accrued dividends of $2,875 payable on the preferred stock outstanding.


General Business Plan

The Company's plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity that desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act'). Management does not intend to restrict the search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the Company's shareholders because it will not permit the Company to offset potential losses from one venture against gains from another.

The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public stockholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest-free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

The Company has no current plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities prior to the location of and agreement with an acquisition or merger candidate.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 8, 2002                   ORGANIK TECHNOLOGIES, INC.




                                           By: /s/ A.J. SALOMON
                                           --------------------------------
                                           A.J. SALOMON, PRESIDENT