Form 10QSB
period 2001-01-31
ORGANIK TECHNOLOGIES INC
filed 2002-02-14
CIK 807526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2001

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-26351


                           ORGANIK TECHNOLOGIES, INC.
            --------------------------------------------------------

                 (Name of Small Business Issuer in its Charter)

          Washington                                       81-0440517
--------------------------------------        -----------------------------
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

Check whether the issuer has (1) filed all reports required by Section 13 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No (X)


     As of January 31, 2001, 9,717,920 shares of Common Stock were outstanding.










                  ORGANIK TECHNOLOGIES, INC., AND SUBSIDIARIES

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS


                                      INDEX


                                                                     Pages
PART I:  FINANCIAL INFORMATION

  ITEM 1  -  Financial Statements

     Consolidated Balance Sheets (Unaudited)                            4
     As of January 31, 2001 and (Audited) as of July 31, 2000

     Consolidated Statements of Operations (Unaudited)                  5
     For the six months ended January 31, 2001 and 2000 and from Inception through January 31, 2001

     Consolidated Statements of Stockholders' Equity (Deficit)        6-7
     Through January 31, 2001

     Consolidated  Statements  of  Cash  Flows  (Unaudited)           8-9
     For the six months  ended  January  31,  2001 and 2000
     and from  Inception  through January 31, 2001

     Notes to Consolidated Financial Statements                     10-12


  ITEM 2  -  Management's Discussion and Analysis of Financial         13
             Condition and Results of Operations

                           ORGANIK TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       January 31, 2001 and July 31, 2000

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                            January 31,           July 31,
                                               2001                 2000
                                          ---------------      ----------------
CURRENT ASSETS                             (Unaudited)

   Cash                                    $          -            $          -
                                           ------------            ------------

     Total Current Assets                             -                       -
                                           ------------            ------------

     TOTAL ASSETS                          $          -            $          -
                                           ============            ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

 Accounts payable                          $    426,667            $    424,352
 Accrued dividends payable                       54,625                  48,875
                                           ------------            ------------

   Total Current Liabilities                    481,292                 473,227
                                           ------------            ------------


STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, no par value,
   10,000,000 shares authorized;
   11,500 shares issued and outstanding         100,318                 100,318
 Common stock, no par value,
   50,000,000 shares authorized;
   9,717,920 shares issued and outstanding   16,812,304              16,812,304
 Accumulated deficit prior to the
  development stage                         (16,367,929)            (16,367,929)
 Accumulated deficit since the inception
  of the development stage                   (1,025,985)             (1,017,920)
                                           ------------            ------------

   Total Stockholders' Equity (Deficit)        (481,292)               (473,227)
                                           ------------            ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                        $          -            $          -
                                           ============            ============

                                       4
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                From
                                                                                                            Inception on
                                                 For the                            For the                   August 1,
                                           Three Months Ended                   Six Months Ended            1996 Through
                                                January 31,                        January 31,               January 31,
                                  -----------------------------------  ---------------------------------
                                          2001               2000             2001              2000               2001
                                  -----------------  ----------------  ----------------  ---------------   -----------------

REVENUE                           $               -  $              -  $              -  $             -   $               -

OPERATING EXPENSES

   General and administrative                 1,157             1,157             2,315            2,315             911,125
   Legal and administrative                       -                 -                 -                -              63,109
                                  -----------------  ----------------  ----------------  ---------------   -----------------

     Total Operating Expenses                 1,157             1,157             2,315            2,315             974,234
                                  -----------------  ----------------  ----------------  ---------------   -----------------

OPERATING LOSS                               (1,157)           (1,157)           (2,315)          (2,315)           (974,234)
                                  -----------------  ----------------  ----------------  ---------------   -----------------

NET LOSS                                     (1,157)           (1,157)           (2,315)          (2,315)           (974,234)
                                  -----------------  ----------------  ----------------  ---------------   -----------------

PREFERRED STOCK DIVIDENDS                    (2,875)           (2,875)           (5,750)          (5,750)            (51,750)
                                  -----------------  ----------------  ----------------  ---------------   -----------------

LOSS ATTRIBUTABLE
   TO STOCKHOLDERS                $          (4,032) $         (4,032) $         (8,065) $        (8,065)  $      (1,025,984)
                                  =================  ================  ================  ===============   =================

BASIC AND DILUTED LOSS
   PER SHARE (Note 1)

   Loss from operations           $           (0.00) $          (0.00)
   Preferred stock
    dividends                                 (0.00)            (0.00)
                                  -----------------  ----------------

   Loss Per Share                 $           (0.00) $          (0.00)
                                  =================  ================


                                        5

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                           Preferred Stock                       Common Stock              Accumulated
                                 ---------------------------------   -------------------------------
                                       Shares          Amount              Shares         Amount               Deficit
                                 ----------------  ---------------   ---------------  --------------   -----------------
Balance, July 31, 1998                     11,500  $       100,318         5,180,523  $   12,363,989   $    (11,016,660)

Exercise of class A and B
  warrants, net                                 -                -         1,470,175       3,540,315                  -

Series A 10% preferred stock
  dividend for year ended
  July 31, 1996                                 -                -                 -               -            (11,500)

Net loss for the year ended
  July 31, 1996                                 -                -                 -               -         (5,339,769)
                                 ----------------  ----------------  ---------------- --------------   ----------------
Balance, July 31, 1996                     11,500          100,318         6,650,698      15,904,304        (16,367,929)

Common stock issued for
  acquisition of Emerald
  Apparel at $0.4375 per
  share                                         -                -         2,000,000         875,000                  -

Cancelled 32,778 shares of
  no par value common stock                     -                -           (32,778)              -                  -

Series A 10% preferred stock
  dividend for year ended
  July 31, 1997                                 -                -                 -               -            (11,500)

Net loss for the year ended
  July 31, 1997                                                                                                (879,630)
                                 ----------------  ---------------   ---------------  --------------   ----------------
Balance, July 31, 1997                     11,500          100,318         8,617,920      16,779,304        (17,259,059)

Common stock issued for
  cash at $0.03 per share                       -                -         1,000,000          30,000                  -

Common stock issued to shareholder
  for services at $0.03 per share               -                -           100,000           3,000                  -

Series A 10% preferred stock dividend
  for year ended July 31, 1998                  -                -                 -               -            (11,500)

Net loss for the year ended
  July 31, 1998                                 -                -                 -               -            (83,029)
                                 ----------------  ---------------   ---------------  --------------   ----------------
Balance, July 31, 1998                     11,500  $       100,318         9,717,920     $16,812,304   $    (17,353,588)
                                 ----------------  ---------------   ---------------  --------------   ----------------

                                        6
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                           Preferred Stock                       Common Stock           Accumulated
                                 ---------------------------------   -------------------------------
                                       Shares          Amount              Shares         Amount          Deficit
                                 ----------------  ---------------   ---------------  -------------- -----------------
Balance, July 31, 1995                     11,500  $     100,318      9,717,920       $  16,812,304  $  (17,353,588)

Series A 10% preferred stock
  dividend for year ended
  July 31, 1999                                 -              -              -                  -          (11,500)

Net loss for the year ended
  July 31, 1999                                 -              -              -                  -           (4,630)
                                     ------------  -------------  -------------      -------------   --------------

Balance, July 31, 1999                     11,500        100,318      9,717,920         16,812,304      (17,369,718)

Series A 10% preferred stock
  dividend for year ended
  July 31, 2000                                 -              -              -                  -          (11,500)

Net loss for the year ended
  July 31, 2000                                 -              -              -                  -           (4,630)
                                     ------------  -------------  -------------      -------------   --------------

Balance, July 31, 2000                     11,500        100,318      9,717,920         16,812,304      (17,385,848)

Series A 10% preferred stock
  dividend for six months ended
 January 31, 2001 (unaudited)                   -              -              -                  -           (5,750)

Net income for the six months
 ended January 31, 2001 (unaudited)             -              -              -                  -           (2,315)
                                     ------------  -------------  -------------      -------------   --------------

Balance, January 31, 2001 (unaudited)      11,500  $     100,318      9,717,920      $  16,812,304   $  (17,393,913)
                                     ============  =============  =============      =============   ==============












                                        7
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  From
                                                                                              Inception of
                                                                                              Development
                                                                                                Stage on
                                                                                             August 1, 1996
                                                                For the Six Months Ended        Through
                                                                      January 31,              January 31,
                                                          ----------------------------------
                                                                2001              2000             2001
                                                          ---------------   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                             $        (2,315)  $         (2,315) $       (974,235)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for acquisition                                -                  -           875,000
     Common stock issued for services                                   -                  -             3,000
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                        2,315              2,315            66,235
                                                          ---------------   ----------------  ----------------
       Net Cash Used by Operating Activities                            -                  -           (30,000)
                                                          ---------------   ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                    -                  -                 -
                                                          ---------------   ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from the issuance of common stock                           -                  -            30,000
   Dividends declared                                              (5,750)            (5,750)          (51,750)
   Increase in accrued dividends payable                            5,750              5,750            51,750
                                                          ---------------   ----------------  ----------------
       Net Cash Provided by Financing Activities                        -                  -            30,000
                                                          ---------------   ----------------  ----------------

NET INCREASE IN CASH                                                    -                  -                 -

CASH AT BEGINNING OF PERIOD                                             -                  -                 -
                                                          ---------------   ----------------  ----------------
CASH AT END OF PERIOD                                     $             -   $              -  $              -
                                                          ===============   ================  ================







                                        8
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                      From
                                                                                  Inception of
                                                                                  Development
                                                                                    Stage on
                                                                                  August 1, 1996
                                                   For the Six Months Ended          Through
                                                         January 31,                January 31,
                                             ----------------------------------
                                                    2001              2000             2001
                                             ---------------   ----------------  ----------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Income taxes                              $             -   $              -  $              -
   Interest                                  $             -   $              -  $              -

NON-CASH FINANCING ACTIVITIES

   Stock issued for acquisition              $             -   $              -  $        875,000
   Stock issued for services                 $             -   $              -  $          3,000























                                        9
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       January 31, 2001 and July 31, 2000

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in th opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements and notes thereto included in its July 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

NOTE 2 -      BASIC AND DILUTED LOSS PER SHARE

                                                                 For the                         For the
                                                     Three Months Ended                  Six Months Ended
                                                             January 31,                      January 31,
                                               ----------------------------------  -------------------------------
                                                       2001             2000             2001            2000
                                               -----------------  ---------------  --------------  ---------------

              Basic loss per share from operations:

                Loss - numerator               $          (1,157) $        (1,157) $       (2,315) $        (2,315)
                Shares - denominator                   9,717,920        9,717,920       9,717,920        9,717,920
                                               -----------------  ---------------  --------------  ---------------
                Per share amount               $           (0.00) $         (0.00) $        (0.00) $         (0.00)
                                               =================  ===============  ==============  ===============

              Basic loss per share attributable
                to preferred stock dividend:

               Loss - numerator                $          (2,875) $        (2,875) $       (5,750) $        (5,750)
                Shares - denominator                   9,717,920        9,717,920       9,717,920        9,717,920
                                               -----------------  ---------------  --------------  ---------------
                Per share amount               $           (0.00) $         (0.00) $        (0.00) $         (0.00)
                                               =================  ===============  ==============  ===============


                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       January 31, 2001 and July 31, 2000

NOTE 2 -      BASIC AND DILUTED LOSS PER SHARE (Continued)

              The basic and diluted loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Potential shares that could be issued from the conversion of preferred stock (11,500 shares issued and outstanding at January 31, 2001 and 2000) are excluded from the computation of diluted net loss for the three and six months ended January 31, 2001 and 2000 because they would have an antidilutive effect on the net loss per common share. As a result, basic and diluted loss per share amounts are the same for the year ended January 31, 2001 and 2000.

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

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       January 31, 2001 and July 31, 2000


NOTE 4 -      SUBSEQUENT EVENTS (Continued)

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

As noted by the Company's independent auditors in the Notes to the Financial Statements dated January 31, 2001, there is a concern as to the ability of the Company to continue to operate as a going concern since the Company has no revenues. The Company has no full-time or part-time employees and Company's officers and directors have agreed to allocate a portion of their time for no compensation. Therefore, the expenses of the Company are generally confined to annual filing fees and the associated legal and accounting fees for filing reports under the Securities Exchange Act of 1934. The sources of funds for these expenses continue to be non-interest bearing advances from the officers and directors. In the event that this support is withdrawn, the ability of the Company to continue to operate as a going concern or to implement its plans for future acquisitions and/or mergers would be severely limited, if not impossible.

Results of Operations

From August 1996 through January 31, 2001, there have been no reportable operations in that the Company has not engaged in any material business activity and has not generated any revenues. It is not possible for the Company to predict any financial uncertainties or the impact of inflation in that it has not entered into any sales at this time.

An examination of the Financial Statements of the Company will disclose that there were no expenditures for operating costs and $1,157 of administrative costs for the six months ended January 31, 2001. The accounts payable, totaling $426,667, had been outstanding since July 31, 1996. During the six months ended January 31, 2001, the Company accrued dividends of $5,750 payable on the outstanding preferred stock.


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


Dated:  February 8, 2002                  ORGANIK TECHNOLOGIES, INC.




                                          By: /s/ A.J. SALOMON
                                          ---------------------------------
                                          A.J. SALOMON, PRESIDENT