Form 10QSB
period 2001-04-30
ORGANIK TECHNOLOGIES INC
filed 2002-02-14
CIK 807526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2001

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-26351


                           ORGANIK TECHNOLOGIES, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


               Washington                                   81-0440517
------------------------------------              -----------------------------
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

Check whether the issuer has (1) filed all reports required by Section 13 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No (X)


     As of April 30, 2001, 9,717,920 shares of Common Stock were outstanding.










                  ORGANIK TECHNOLOGIES, INC., and SuBSIDIARIES

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS


                                      INDEX


                                                                       Pages
PART I:  FINANCIAL INFORMATION

  ITEM 1  -  Financial Statements

    Consolidated Balance Sheets (Unaudited)                               2
    As of April 30,2001 and (Audited) as of July 31, 2000

    Consolidated Statements of Operations (Unaudited)                     3
    For the nine months ended April 30, 2001 and 2000 and from Inception through April 30, 2001

    Consolidated Statements of Stockholders' Equity (Deficit)           4-5
    Through January 31, 2001

    Consolidated  Statements  of Cash  Flows  (Unaudited)               6-7
    For the nine months ended April 30, 2001 and 2000 and from Inception through April 30, 2001

    Notes to Consolidated Financial Statements                        10-12


  ITEM 2  -  Management's Discussion and Analysis of Financial           13
             Condition and Results of Operations

                           ORGANIK TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 2001 and July 31, 2000

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                           April 30,              July 31,
                                             2001                   2000
                                       -----------------     -----------------
CURRENT ASSETS                            (unaudited)

   Cash                                   $          -          $          -
                                          ------------          ------------
     Total Current Assets                            -                     -
                                          ------------          ------------
     TOTAL ASSETS                         $          -          $          -
                                          ============          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

   Accounts payable                       $    427,824          $    424,352
   Accrued dividends payable                    57,500                48,875
                                          ------------          ------------
     Total Current Liabilities                 485,324               473,227
                                          ------------          ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, no par value,
     10,000,000 shares authorized;
     11,500 shares issued and
     outstanding                               100,318               100,318
   Common stock, no par value,
     50,000,000 shares authorized;
     9,717,920 shares issued and
     outstanding                            16,812,304            16,812,304
   Accumulated deficit prior to the
     development stage                     (16,367,929)          (16,367,929)
   Accumulated deficit since the
     inception of the development
    stage                                   (1,030,017)           (1,017,920)
                                          ------------          ------------
     Total Stockholders' Equity (Deficit)     (485,324)             (473,227)
                                          ------------          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                    $          -          $          -
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

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                             From
                                              For the                             For the                Inception on
                                        Three Months Ended                  Nine Months Ended              August 1,
                                             April 30,                          April 30,                1996 Through
                               -----------------------------------  ---------------------------------      April 30,
                                      2001              2000              2001              2000             2001
                               -----------------  ----------------  ----------------  ---------------   -----------------


REVENUE                        $               -  $              -  $              -  $             -   $               -

OPERATING EXPENSES

   General and administrative              1,158             1,158             3,473            2,315             912,283
   Legal and administrative                    -                 -                 -                -              63,109
                               -----------------  ----------------  ----------------  ---------------   -----------------

     Total Operating Expenses              1,158             1,158             3,473            2,315             975,392
                               -----------------  ----------------  ----------------  ---------------   -----------------

OPERATING LOSS                            (1,158)           (1,158)           (3,473)          (2,315)           (975,392)
                               -----------------  ----------------  ----------------  ----------------  -----------------

NET LOSS                                  (1,158)           (1,158)           (3,473)          (2,315)           (975,392)
                               -----------------  ----------------  ----------------  ---------------   -----------------

PREFERRED STOCK DIVIDENDS                 (2,875)           (2,875)           (8,625)          (5,750)           (54,625)
                               -----------------  ----------------  ----------------  ---------------   ----------------

LOSS ATTRIBUTABLE
   TO STOCKHOLDERS             $          (4,033) $         (4,033) $        (12,098) $        (8,065)  $      (1,030,017)
                               =================  ================  ================  ===============   =================

BASIC AND DILUTED LOSS
   PER SHARE (Note 1)

   Loss from operations        $           (0.00) $          (0.00)
   Preferred stock dividends               (0.00)            (0.00)
                               -----------------  ----------------

   Loss Per Share              $           (0.00) $          (0.00)
                               =================  ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                       Preferred Stock                    Common Stock                 Accumulated
                               ---------------------------------   -------------------------------
                                    Shares           Amount             Shares          Amount           Deficit
                               ----------------  ---------------   ---------------  --------------   -----------------
Balance, July 31, 1998                   11,500  $       100,318         5,180,523  $   12,363,989   $    (11,016,660)

Exercise of class A and B
  warrants, net                               -                -         1,470,175       3,540,315                  -

Series A 10% preferred stock
  dividend for year ended
  July 31, 1996                               -                -                 -               -            (11,500)

Net loss for the year ended
  July 31, 1996                               -                -                 -               -         (5,339,769)
                               ----------------  ----------------- ---------------- --------------   ----------------
Balance, July 31, 1996                   11,500          100,318         6,650,698      15,904,304        (16,367,929)

Common stock issued for
  acquisition of Emerald Apparel
  at $0.4375 per share                        -                -         2,000,000         875,000                  -

Cancelled 32,778 shares of
  no par value common stock                   -                -           (32,778)              -                  -

Series A 10% preferred stock dividend
  for year ended July 31, 1997                -                -                 -               -            (11,500)

Net loss for the year ended
  July 31, 1997                                                                                              (879,630)
                               ----------------  ---------------   ---------------  --------------   ----------------
Balance, July 31, 1997                   11,500          100,318         8,617,920      16,779,304        (17,259,059)

Common stock issued for
  cash at $0.03 per share                     -                -         1,000,000          30,000                  -

Common stock issued to shareholder
  for services at $0.03 per share             -                -           100,000           3,000                  -

Series A 10% preferred stock
  dividend for year ended
  July 31, 1998                               -                -                 -               -            (11,500)

Net loss for the year ended
  July 31, 1998                               -                -                 -               -            (83,029)
                               ----------------  ---------------   ---------------  --------------   ----------------
Balance, July 31, 1998                   11,500  $       100,318         9,717,920  $   16,812,304   $    (17,353,588)
                               ----------------  ---------------   ---------------  --------------   ----------------

                                        6

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                       Preferred Stock              Common Stock             Accumulated
                                ---------------------------  -----------------------------
                                    Shares        Amount          Shares          Amount       Deficit
                                ------------  -------------  --------------  -------------  ----------------

Balance, July 31, 1995                11,500  $     100,318       9,717,920  $  16,812,304  $  (17,353,588)

Series A 10% preferred stock
  dividend for year ended
  July 31, 1999                            -              -               -              -         (11,500)

Net loss for the year ended
  July 31, 1999                            -              -               -              -          (4,630)
                                ------------  -------------  --------------  -------------  --------------
Balance, July 31, 1999                11,500        100,318       9,717,920     16,812,304     (17,369,718)

Series A 10% preferred stock
  dividend for year ended
  July 31, 2000                            -              -               -              -         (11,500)

Net loss for the year ended
  July 31, 2000                            -              -               -              -          (4,630)
                                ------------  -------------  --------------  -------------  --------------
Balance, July 31, 2000                11,500        100,318       9,717,920     16,812,304     (17,385,848)

Series A 10% preferred stock
  dividend for nine months ended
  April 30, 2001 (unaudited)               -              -               -              -          (8,625)

Net income for the nine months
 ended April 30, 2001 (unaudited)          -              -               -              -          (3,473)
                                ------------  -------------  --------------  -------------  --------------
Balance, April 30, 2001 (unaudited)   11,500  $     100,318       9,717,920  $  16,812,304  $  (17,397,946)
                                ============  =============  ==============  =============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          From
                                                                                      Inception of
                                                                                      Development
                                                                                       Stage on
                                                       For the Nine Months Ended     August 1, 1996
                                                              April 30,                Through
                                                 ----------------------------------    April 30,
                                                       2001              2000            2001
                                                 ---------------   ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                     $        (3,473)  $         (2,315) $       (975,393)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Common stock issued for acquisition                        -                  -           875,000
   Common stock issued for services                           -                  -             3,000
 Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable                3,473              2,315            67,393
                                                ---------------   ----------------  ----------------

     Net Cash Used by Operating Activities                    -                  -           (30,000)
                                                ---------------   ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES                          -                  -               -
                                                ---------------   ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from the issuance of common stock                   -                  -            30,000
 Dividends declared                                      (8,625)            (5,750)          (60,375)
 Increase in accrued dividends payable                    8,625              5,750            60,375
                                                ---------------   ----------------  ----------------

     Net Cash Provided by Financing Activities                -                  -            30,000
                                                ---------------   ----------------  ----------------

NET INCREASE IN CASH                                          -                  -                 -

CASH AT BEGINNING OF PERIOD                                   -                  -                 -
                                                ---------------   ----------------  ----------------

CASH AT END OF PERIOD                           $             -   $              -  $              -
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

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                          From
                                                                                      Inception of
                                                                                      Development
                                                                                       Stage on
                                                       For the Nine Months Ended     August 1, 1996
                                                              April 30,                Through
                                                 ----------------------------------    April 30,
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

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        April 30, 2001 and July 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in th opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements and notes thereto included in its July 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

NOTE 2 -      BASIC AND DILUTED LOSS PER SHARE

                                                                 For the                         For the
                                                     Three Months Ended                  Nine Months Ended
                                                                April 30,                        April 30,
                                               ----------------------------------  -------------------------------
                                                      2001              2000             2001            2000
                                               -----------------  ---------------  --------------  ---------------
              Basic loss per share from operations:

                Loss - numerator               $          (1,158) $        (1,158) $       (3,473) $        (3,473)
                Shares - denominator                   9,717,920        9,717,920       9,717,920        9,717,920
                                               -----------------  ---------------  --------------  ---------------
                Per share amount               $           (0.00) $         (0.00) $        (0.00) $         (0.00)
                                               =================  ===============  ==============  ===============

              Basic loss per share attributable to preferred stock dividend:

              Loss - numerator                 $          (2,875) $        (2,875) $       (8,625) $        (8,625)
                Shares - denominator                   9,717,920        9,717,920       9,717,920        9,717,920
                                               -----------------  ---------------  --------------  ---------------
                Per share amount               $           (0.00) $         (0.00) $        (0.00) $         (0.00)
                                               =================  ===============  ==============  ===============

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        April 30, 2001 and July 31, 2000


NOTE 2 -      BASIC AND DILUTED LOSS PER SHARE (Continued)

              The basic and diluted loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Potential shares that could be issued from the conversion of preferred stock (11,500 shares issued and outstanding at April 30, 2001 and 2000) are excluded from the computation of diluted net loss for the three and nine months ended April 30, 2001 and 2000 because they would have an antidilutive effect on the net loss per common share. As a result, basic and diluted loss per share amounts are the same for the year ended April 30, 2001 and 2000.

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

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        April 30, 2001 and July 31, 2000


NOTE 4 -      SUBSEQUENT EVENTS (Continued)

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

As noted by the Company's independent auditors in the Notes to the Financial Statements dated April 30, 2001, there is a concern as to the ability of the Company to continue to operate as a going concern since the Company has no revenues. The Company has no full-time or part-time employees and Company's officers and directors have agreed to allocate a portion of their time for no compensation. Therefore, the expenses of the Company are generally confined to annual filing fees and the associated legal and accounting fees for filing reports under the Securities Exchange Act of 1934. The sources of funds for these expenses continue to be non-interest bearing advances from the officers and directors. In the event that this support is withdrawn, the ability of the Company to continue to operate as a going concern or to implement its plans for future acquisitions and/or mergers would be severely limited, if not impossible.

Results of Operations

From August 1996 through April 30, 2001, there have been no reportable operations in that the Company has not engaged in any material business activity and has not generated any revenues. It is not possible for the Company to predict any financial uncertainties or the impact of inflation in that it has not entered into any sales at this time.

An examination of the Financial Statements of the Company will disclose that there were no expenditures for operating costs and $1,158 of administrative costs for the nine months ended April 30, 2001. The accounts payable, totaling $427,824, had been outstanding since July 31, 1996. During the nine months ended April 30, 2001, the Company accrued dividends of $8,625 payable on the outstanding preferred stock.

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