Form 10QSB
period 2001-10-31
ORGANIK TECHNOLOGIES INC
filed 2002-02-14
CIK 807526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2001

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-26351


                           ORGANIK TECHNOLOGIES, INC.
            --------------------------------------------------------

                 (Name of Small Business Issuer in its Charter)


              Washington                                    81-0440517
--------------------------------------               -------------------------
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

Check whether the issuer has (1) filed all reports required by Section 13 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( ) No (X)


     As of October 31,2001, 17,717,920 shares of Common Stock were outstanding.









                  ORGANIK TECHNOLOGIES, INC., and SuBSIDIARIES

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS


                                      INDEX


                                                                      Pages
PART I:  FINANCIAL INFORMATION

  ITEM 1  -  Financial Statements

   Consolidated Balance Sheets (Unaudited)                               4
   As of October 31,2001 and (Audited) as of July 31, 2001

   Consolidated Statements of Operations (Unaudited)                     5
   For the nine months ended October 31, 2001 and 2000
   and from Inception through October 31, 2001

   Consolidated Statements of Stockholders' Equity (Deficit)           6-7
   Through October 31, 2001

   Consolidated Statements of Cash Flows (Unaudited)                   8-9
   For the nine months ended October 31, 2001 and 2000
   and from Inception through October 31, 2001

   Notes to Consolidated Financial Statements                        10-11


  ITEM 2  -  Management's Discussion and Analysis of Financial       12-13
                  Condition and Results of Operations

                           ORGANIK TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       October 31, 2001 and July 31, 2001

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                              October 31,         July 31,
                                                2001                2000
                                         -----------------   ------------------
                                            (Unaudited)
CURRENT ASSETS

   Cash                                    $      4,950          $          -
                                           ------------          ------------

     Total Current Assets                             -                     -
                                           ------------          ------------

     TOTAL ASSETS                          $      4,950          $          -
                                           ============          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES

 Accounts payable                          $     73,552          $     87,583
 Accrued dividends payable                       63,250                60,375
                                           ------------          ------------
   Total Current Liabilities                    136,802               147,958
                                           ------------          ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, no par value,
   10,000,000 shares authorized;
   11,500 shares issued and outstanding         100,318               100,318
 Common stock, no par value,
   50,000,000 shares authorized;
   17,717,920 shares issued and outstanding  16,852,304            16,812,304
 Accumulated deficit prior to the
 development stage                          (16,367,929)          (16,367,929)
 Accumulated deficit since the inception
 of the development
  stage                                        (716,545)             (692,651)
                                           ------------          ------------
   Total Stockholders' Equity (Deficit)        (131,852)             (147,958)
                                           ------------          ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                     $      4,950          $          -
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

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                From
                                                                             Inception of
                                                                             Development
                                         For the Three Months Ended           Stage on
                                                October 31,                August 1, 1996
                                  --------------------------------------       Through
                                           2001                2000        October 31,2001
                                  ------------------  ------------------  ------------------


REVENUES                          $                -  $                -  $                -
                                  ------------------  ------------------  ------------------
OPERATING EXPENSES

General and administrative                    11,550               1,157             924,991
Legal and professional                        32,000                   -              95,109
                                  ------------------  ------------------  ------------------
     Total Operating Expenses                 43,550               1,157           1,020,100
                                  ------------------  ------------------  ------------------
OPERATING LOSS                               (43,550)             (1,157)         (1,020,100)
                                  ------------------  ------------------  ------------------
LOSS BEFORE EXTRAORDINARY ITEM               (43,550)             (1,157)         (1,020,100)
                                  ------------------  ------------------  ------------------
EXTRAORDINARY GAIN (Note 4)                   22,531                   -             363,930
                                  ------------------  ------------------  ------------------
NET LOSS                                     (21,019)             (1,157)           (656,170)
                                  ------------------  ------------------  ------------------
PREFERRED STOCK DIVIDENDS                     (2,875)             (2,875)            (60,375)
                                  ------------------  ------------------  ------------------
LOSS ATTRIBUTABLE TO
STOCKHOLDERS                      $          (23,894) $           (4,032) $        (7,16,545)
                                  ==================  ==================  ==================
BASIC AND DILUTED LOSS
 PER SHARE (Note 1)

Income from operations            $            (0.00) $            (0.00)
Preferred stock dividends                      (0.00)              (0.00)
                                  ------------------  ------------------
     Income (loss) Per Share      $            (0.00) $            (0.00)
                                  ==================  ==================




                                        5


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                        Preferred Stock              Common Stock
                               ---------------------------   ----------------------------   Accumulated
                                  Shares         Amount          Shares         Amount        Deficit
                               ------------  -------------   -------------  -------------  -------------
Balance, July 31, 1995               11,500  $     100,318       5,180,523  $  12,363,989  $(11,016,660)

Exercise of class A and B
  warrants, net                           -              -       1,470,175      3,540,315             -

Series A 10% preferred stock
  dividend for year ended
  July 31, 1996                           -              -               -              -       (11,500)

Net loss for the year ended
  July 31, 1996                           -              -               -              -    (5,339,769)
                               ------------  -------------   -------------  -------------  ------------
Balance, July 31, 1996               11,500        100,318       6,650,698     15,904,304   (16,367,929)

Common stock issued for
  acquisition of Emerald Apparel
  at $0.4375 per share                    -              -       2,000,000        875,000             -

Cancelled 32,778 shares of
  no par value common stock               -              -         (32,778)             -             -

Series A 10% preferred stock
  dividend for year ended
  July 31, 1997                           -              -               -              -       (11,500)

Net loss for the year ended
  July 31, 1997                           -              -               -              -      (879,630)
                               ------------  -------------   -------------  -------------  ------------
Balance, July 31, 1997               11,500        100,318       8,617,920     16,779,304   (17,259,059)

Common stock issued for
  cash at $0.03 per share                 -              -       1,000,000         30,000             -

Common stock issued to shareholder
  for services at $0.03 per share         -              -         100,000          3,000             -

Series A 10% preferred stock dividend
  for year ended July 31, 1998            -              -               -              -       (11,500)

Net loss for the year ended
  July 31, 1998                           -              -               -              -       (83,029)
                               ------------  -------------   -------------  -------------  ------------
Balance, July 31, 1998               11,500  $     100,318       9,717,920  $  16,812,304  $(17,353,588)
                               ------------  -------------   -------------  -------------  ------------

                                        6

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                        Preferred Stock              Common Stock
                               ---------------------------   ----------------------------   Accumulated
                                  Shares         Amount          Shares         Amount        Deficit
                               ------------  -------------   -------------  -------------  -------------
Balance, July 31, 1998               11,500  $     100,318       9,717,920  $  16,812,304  $(17,353,588)

Series A 10% preferred stock
  dividend for year ended
                July 31, 1999             -              -               -              -       (11,500)

Net loss for the year ended
  July 31, 1999                           -              -               -              -        (4,630)
                               ------------  -------------   -------------  -------------  ------------
Balance, July 31, 1999               11,500        100,318       9,717,920     16,812,304   (17,369,718)

Series A 10% preferred stock
  dividend for year ended
  July 31, 2000                           -              -               -              -       (11,500)

Net loss for the year ended
  July 31, 2000                           -              -               -              -        (4,630)
                               ------------  -------------   -------------  -------------  ------------
Balance, July 31, 2000               11,500        100,318       9,717,920     16,812,304   (17,385,848)

Series A 10% preferred stock
  dividend for year ended
 July 31, 2001                            -              -               -              -       (11,500)

Net income for the year ended
 July 31, 2001                            -              -               -              -       336,768
                               ------------  -------------   -------------  -------------  -------------
Balance, July 31, 2001               11,500        100,318       9,717,920     16,812,304   (17,060,580)

Common stock issued for
 cash at $0.005 per share
 (unaudited)                              -              -       8,000,000         40,000             -

Series A 10% preferred stock
  dividend for the three months ended
 October 31, 2001 (unaudited)             -              -               -              -        (2,875)

Net loss for the three months ended
   October 31, 2001 (unaudited)           -              -               -              -       (21,019)
                               ------------  -------------   -------------  -------------  -------------
Balance, October 31, 2001
   (unaudited)                       11,500  $     100,318      17,717,920  $  16,852,304  $ (17,084,474)
                               ============  =============   =============  =============  =============

                                        7

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           From
                                                                                       Inception of
                                                                                       Development
                                                      For the Three Months Ended        Stage on
                                                               October 31,            August 1, 1996
                                                  ----------------------------------     Through
                                                       2001               2000        October 31,2001
                                                  ---------------   ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   (loss)                                         $       (21,019)  $         (1,157) $       (656,170)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Common stock issued for acquisition                        -                  -           875,000
     Common stock issued for services                           -                  -             3,000
     Gain on extinguishment of accounts payable           (22,531)                 -          (363,930)
   Changes in operating assets and liabilities:
     Increase in accounts payable                           8,500              1,157            77,050
                                                  ---------------   ----------------  ----------------

       Net Cash Used by Operating Activities              (35,050)                 -           (65,050)
                                                  ---------------   ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES                            -                  -               -
                                                  ---------------   ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from the issuance of common stock              40,000                -              70,000
   Dividends declared                                      (2,875)            (2,875)          (60,375)
   Increase in accrued dividends payable                    2,875              2,875            60,375
                                                  ---------------   ----------------  ----------------

       Net Cash Provided by Financing Activities           40,000                  -            70,000
                                                  ---------------   ----------------  ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       -                  -                 -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                -                  -                 -
                                                  ---------------   ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $         4,950   $              -  $          4,950
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

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                           From
                                                                                       Inception of
                                                                                       Development
                                                      For the Three Months Ended        Stage on
                                                               October 31,            August 1, 1996
                                                  ----------------------------------     Through
                                                       2001               2000        October 31,2001
                                                  ---------------   ---------------- ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Income taxes                                   $             -   $              -  $              -
   Interest                                       $             -   $              -  $              -

NON-CASH FINANCING ACTIVITIES

   Stock issued for acquisition                   $             -   $              -  $        875,000
   Stock issued for services                      $             -   $              -  $          3,000

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       October 31, 2001 and July 31, 2001


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements and notes thereto included in its July 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

NOTE 2 -      BASIC AND DILUTED LOSS PER SHARE

                                                                                   For the Three Months Ended
                                                                                           October  31,
                                                                            ---------------------------------------
                                                                                     2001               2000
                                                                            ------------------  ------------------
              Basic loss per share from operations:

                 Loss - numerator                                           $          (21,019) $           (1,157)
                 Shares - denominator                                               15,978,790           9,717,920
                                                                            ------------------  ------------------
                 Per share amount                                           $            (0.00) $            (0.00)
                                                                            ==================  ==================
              Basic loss per share attributable to preferred stock dividend:

                 Loss - numerator                                           $           (2,875) $           (2,875)
                 Shares - denominator                                               15,978,790           9,717,920
                                                                            ------------------  ------------------
                 Per share amount                                           $            (0.00) $            (0.00)
                                                                            ==================  ==================

              The basic and diluted loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Potential shares that could be issued from the conversion of preferred stock

                   ORGANIK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       October 31, 2001 and July 31, 2001

NOTE 2 -      BASIC AND DILUTED LOSS PER SHARE (Continued)

              (11,500 shares issued and outstanding at October 31, 2001 and 2000) are excluded from the computation of diluted net loss for the three months ended October 31, 2001 and 2000 because they would have an antidilutive effect on the net loss per common share. As a result, basic and diluted loss per share amounts are the same for the year ended October 31, 2001 and 2000.

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

NOTE 4 -      EXTRAORDINARY GAIN

              During the first quarter of the year ended July 31, 2002, the Company recognized an extraordinary gain due to the extinguishment of accounts payable. The accounts payable, totaling $22,531 was forgiven by a creditor.

NOTE 5 -      SUBSEQUENT EVENTS


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


Plan of Operation

On November 16, 2001, the Company and Telemax Global Communications, Inc. ("TGC") entered into a Plan and Agreement of Reorganization (the "Agreement"). In accordance with the Agreement, the Company will acquire all of the issued and outstanding Common Stock of TGC in exchange for nine million (9,000,000) shares of the Company's Common Stock. The transaction contemplated by the Agreement is intended to be a "tax-free" exchange pursuant to the provisions of Sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Upon the close of the transaction, which is expected to occur by the end of December 2001, the five shareholders of TGC will own approximately ninety-one percent (91%) of the Company's then-outstanding Common Stock and therefore will control the Company's future activities and business. the closing of the transaction is subject to certain covenants and representations, completion of audited statements, various due diligence requirements and shareholder approval. There is no assurance that the transaction will close at the end of December 2001 or at any other time.

Shareholders of TGC currently own approximately forty-one percent (41%) of the issued and outstanding Common Stock of the Company.

Results of Operations

From August 1996 through October 31, 2000, there have been no reportable operations in that the Company has not engaged in any material business activity and has not generated any revenues. It is not possible for the Company to predict any financial uncertainties or the impact of inflation in that it has not entered into any sales at this time.

An examination of the Financial Statements of the Company will disclose that for the three months ended October 31, 2001 expenses were $43,550 compared to $1,157 for the three months ended October 31, 2000. The increase is attributable primarily to legal and accounting fees relating to the proposed Telemax acquisition. The accounts payable decreased at October 31, 2001 to $73,552 from $87,583 at July 31, 2001. Also during the first quarter, the Company recognized an extraordinary gain due to the extinguishment of accounts payable totaling $22,531.


Subsequent Events

In November 2001, the Company sold 8,000,000 shares to Telemax Global Communications, Inc. for $40,000. The $40,000 is being used by the Company to pay legal, accounting, transfer agent, filing fees and other expenses relating to the acquisition of Telemax by Organik.

On January 30, 2002, the Company issued 1,150,000 shares of its Common Stock in exchange for cancellation of the Company's 11,500 shares of outstanding Preferred Stock and the dividends of approximately $66,000 owed thereon.







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