Form 10QSB
period 2002-01-31
TELEMAX GLOBAL COMMUNICATIONS INC
filed 2002-03-18
CIK 807526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002


                         COMMISSION FILE NUMBER 0-26351
                                                -------

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


    WASHINGTON                                         81-0440517
------------------------------         --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)




    736 Dundas Street East
   Toronto, Ontario, Canada                                   M5A 2C3
----------------------------------------             -------------------------
(Address of Principal Executive Offices)                    (Zip Code)



                                 (416) 703-0334
                          -----------------------------
                           (Issuer's Telephone Number)



                           ORGANIK TECHNOLOGIES, INC.
                                 35 Austin Lane
                             Alamo, California 94507
                  -------------------------------------------
              (Former Name, Former Address and Former Fiscal Year)



 Common stock, no par value, 11,229,397 issued and outstanding as of February 28, 2002

                                      INDEX

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION.............................................1
------------------------------
     ITEM 1. FINANCIAL STATEMENTS..........................................1
     ----------------------------
         Condensed Balance Sheets as of
         January 31, 2002 and as of July 31, 2001..........................2

         Condensed Statements of Operations
         for the Three Months and Six Months Ended
         January 31, 2002 and 2001 and from Inception
         through January 31, 2002..........................................3

         Condensed Statements of Stockholders' Equity
         (Deficit) through January 31, 2002................................4

         Condensed Statements of Cash Flows
         for the Six Months Ended January 31, 2002 and 2001
         and from Inception through January 31, 2002.......................6

         Notes to Condensed Financial Statements...........................8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....13

PART II - OTHER INFORMATION...............................................16
---------------------------
     ITEM 2.  CHANGES IN SECURITIES.......................................16
     ------------------------------
     ITEM 5.  OTHER INFORMATION...........................................16
     --------------------------
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................16
     -----------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS







                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)

                         CONDENSED FINANCIAL STATEMENTS

                       January 31, 2002 and July 31, 2001

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
                             Condensed Balance Sheets
                                     ASSETS
                                     ------
                                              January 31,         July 31,
                                                 2002               2001
                                        ------------------   -----------------
CURRENT ASSETS                              (Unaudited)

 Cash                                   $                -   $               -
                                        ------------------   -----------------

  Total Current Assets                                   -                   -
                                        ------------------   -----------------

  TOTAL ASSETS                          $                -   $               -
                                        ==================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                     $           57,552   $          87,583
   Payable - related party (Note 4)                 54,267                   -
   Accrued dividends payable                             -              60,375
                                        ------------------   -----------------
     Total Current Liabilities                     111,819             147,958
                                        ------------------   -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, no par value,
    10,000,000 shares authorized;
    -0- and 11,500 shares issued
    and outstanding at January 31,
    2002 and July 31, 2001,
    respectively.                                        -             100,318
   Common stock, no par value, 999,397
    and 50,000,000 shares authorized;
    485,897 shares issued and outstanding
    at January 31, 2002 and July 31, 2001,
    respectively.                               17,253,647          16,812,304
   Accumulated deficit prior to the
    development stage                          (16,367,929)        (16,367,929)
   Accumulated deficit since the inception
    of the development stage                      (997,537)           (692,651)
                                        ------------------   -----------------
     Total Stockholders' Equity (Deficit)         (111,819)           (147,958)
                                        ------------------   -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                   $                -   $               -
                                        ==================   =================

              The accompanying notes are an integral part of these
                         condensed financial statements.

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                              From
                                             For the                             For the                  Inception on
                                       Three Months Ended                   Six Months Ended                August 1,
                                           January 31,                         January 31,                1996 Through
                               -----------------------------------  ---------------------------------      January 31,
                                    2002                2001              2002              2001              2002
                               -----------------  ----------------  ----------------  ---------------   -----------------

REVENUE                        $               -  $              -  $              -  $             -   $               -

OPERATING EXPENSES

   General and administrative            169,881             1,157           181,431            2,315           1,094,872
   Legal and professional                108,236                 -           140,236                -             203,345
                               -----------------  ----------------  ----------------  ---------------   -----------------

     Total Operating Expenses            278,117             1,157           321,667            2,315           1,298,217
                               -----------------  ----------------  ----------------  ---------------   -----------------

OPERATING LOSS                          (278,117)           (1,157)         (321,667)          (2,315)         (1,298,217)
                               -----------------  ----------------  ----------------  ---------------   -----------------

LOSS BEFORE
   EXTRAORDINARY ITEM                   (278,117)           (1,157)         (321,667)          (2,315)         (1,298,217)

EXTRAORDINARY GAIN (Note 5)                    -                 -            22,531                -             363,930
                               -----------------  ----------------  ----------------  ---------------   -----------------

NET LOSS                                (278,117)           (1,157)         (299,136)          (2,315)           (934,287)

PREFERRED STOCK DIVIDENDS                 (2,875)           (2,875)           (5,750)          (5,750)            (63,250)
                               -----------------  ----------------  ----------------  ---------------   -----------------

LOSS ATTRIBUTABLE
   TO STOCKHOLDERS             $        (280,992) $         (4,032) $       (304,886) $        (8,065)  $        (997,537)
                               =================  ================  ================  ===============   =================

BASIC AND DILUTED LOSS
   PER SHARE (Note 2)

   Loss from operations        $           (0.31) $          (0.00) $          (0.35) $         (0.00)
   Preferred stock
    dividends                              (0.00)            (0.01)            (0.01)           (0.02)
                               -----------------  ----------------  ----------------  ---------------
   Loss Per Share              $           (0.31) $          (0.01) $          (0.36) $         (0.02)
                               =================  ================  ================  ===============


              The accompanying notes are an integral part of these
                         condensed financial statements.

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
             Condensed Statements of Stockholders' Equity (Deficit)

                                                                                Common Stock &
                                             Preferred Stock             Additional Paid In Capital
                                   ---------------------------------   -------------------------------      Accumulated
                                         Shares          Amount              Shares         Amount            Deficit
                                   ----------------  ---------------   ---------------  --------------   ----------------
Balance, July 31, 1995                       11,500  $       100,318           259,027  $   12,363,989   $    (11,016,660)

Exercise of class A and B
  warrants, net                                   -                -            73,509       3,540,315                  -

Series A 10% preferred stock
  dividend for year ended
  July 31, 1996                                   -                -                 -               -            (11,500)

Net loss for the year ended
  July 31, 1996                                   -                -                 -               -         (5,339,770)
                                   ----------------  ----------------  ---------------- --------------   ----------------
Balance, July 31, 1996                       11,500          100,318           332,536      15,904,304        (16,367,930)

Issued 100,000 shares of common
   stock for acquisition of Emerald
   Apparel at $8.75 per share                     -                -           100,000         875,000                  -

Cancelled 32,778 shares of
   common stock with no par value                 -                -            (1,639)              -                  -

Series A 10% preferred stock
  dividend for year ended
  July 31, 1997                                   -                -                 -               -            (11,500)

Net loss for the year ended
  July 31, 1997                                                                                                  (879,630)
                                   ----------------  ---------------   ---------------  --------------   ----------------
Balance, July 31, 1997                       11,500          100,318           430,897      16,779,304        (17,259,060)

Common stock issued for
  cash at $0.03 per share                         -                -            50,000          30,000                  -

Common stock issued to shareholder
  for services at $0.60 per share                 -                -             5,000           3,000                  -

Series A 10% preferred stock dividend
  for year ended July 31, 1998                    -                -                 -               -            (11,500)

Net loss for the year ended
  July 31, 1998                                   -                -                 -               -            (83,029)
                                   ----------------  ---------------   ---------------  --------------   ----------------
Balance, July 31, 1998                       11,500  $       100,318           485,897     $16,812,304   $    (17,353,589)
                                   ----------------  ---------------   ---------------  --------------   ----------------

              The accompanying notes are an integral part of these
                         condensed financial statements.

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
       Condensed Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                     Common Stock &
                                                      Preferred Stock          Additional Paid In Capital
                                                ---------------------------  -----------------------------    Accumulated
                                                   Shares         Amount         Shares         Amount          Deficit
                                                ------------  -------------  -------------   -------------  --------------
Balance, July 31, 1998                                11,500  $     100,318        485,897   $  16,812,304  $  (17,353,589)

Series A 10% preferred stock dividend
   for year ended July 31, 1999                            -              -              -               -         (11,500)
Net loss for the year ended July 31, 1999                  -              -              -               -          (4,630)
                                                ------------  -------------  -------------   -------------  --------------
Balance, July 31, 1999                                11,500        100,318        485,897      16,812,304     (17,369,719)

Series A 10% preferred stock dividend
   for year ended July 31, 2000                            -              -              -               -         (11,500)
Net loss for the year ended July 31, 2000                  -              -              -               -          (4,630)
                                                ------------  -------------  -------------   -------------  --------------
Balance, July 31, 2000                                11,500        100,318        485,897      16,812,304     (17,385,849)

Series A 10% preferred stock dividend
   for six months ended July 31, 2001                      -              -              -               -         (11,500)
Net income for the year ended
   July 31, 2001                                           -              -              -               -         336,769
                                                ------------  -------------  -------------   -------------  --------------
Balance, July 31, 2001                                11,500        100,318        485,897      16,812,304     (17,060,580)

Common stock issued for cash at $0.10 per share
   (unaudited)                                                                     400,000          40,000
Common stock issued to Directors for services
   rendered at $2.90 per share (unaudited)                                          50,000         145,000
Cancelled 25,000 shares of common
   stock with no par value (unaudited)                                             (25,000)
Common stock issued for services at
   $2.90 per share (unaudited)                                                      25,000          72,500
Series A 10% Preferred stock dividend for six
   months ended January 31, 2002 (unaudited)                                                                        (5,750)
Common stock issued for conversion of preferred
   stock and accrued preferred stock dividends
   at $2.90 per share (unaudited)                    (11,500)      (100,318)        57,500         166,443
Common stock issued to Directors for
   services at $2.90 per share (unaudited)                                           6,000          17,400
Net loss for the six months ended
   January 31, 2002 (unaudited)                                                                                   (299,136)
                                                ------------  -------------  -------------   -------------  --------------
Balance, January 31, 2002 (unaudited)                      -  $           -        999,397   $  17,253,647  $  (17,365,466)
                                                ============  =============  =============   =============  ==============


              The accompanying notes are an integral part of these
                         condensed financial statements.

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                 From
                                                                                             Inception of
                                                                                             Development
                                                                                               Stage on
                                                            For the Six Months Ended           August 1,
                                                                  January 31,                1996 through
                                                      ----------------------------------      January 31,
                                                            2002              2001               2002
                                                      ---------------   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                           $      (299,136)  $         (2,315) $       (934,287)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Common stock issued for acquisition                              -                  -           875,000
   Common stock issued for services                           234,900                  -           237,900
   Common stock issued for payment of accrued
     stock dividends                                           66,125                  -            66,125
   Gain on extinguishments of accounts payable                (22,531)                 -          (363,930)
 Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable                     (7,500)             2,315            61,050
   Increase in payable - related party                         54,267                  -            54,267
                                                      ---------------   ----------------  ----------------
     Net Cash Provided (Used) by Operating Activities          26,125                  -            (3,875)
                                                      ---------------   ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES                                -                  -               -
                                                      ---------------   ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from the issuance of common stock                    40,000                  -            70,000
 Dividends declared                                            (5,750)            (5,750)          (63,250)
 Decrease in accrued dividends payable                        (60,375)             5,750            (2,875)
                                                      ---------------   ----------------  ----------------

     Net Cash Provided (Used) by Financing Activities         (26,125)                 -             3,875
                                                      ---------------   ----------------  ----------------
NET INCREASE IN CASH                                                -                  -                 -

CASH AT BEGINNING OF PERIOD                                         -                  -                 -
                                                      ---------------   ----------------  ----------------
CASH AT END OF PERIOD                                 $             -   $              -  $              -
                                                      ===============   ================  ================






              The accompanying notes are an integral part of these
                         condensed financial statements.

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                       From
                                                                   Inception of
                                                                   Development
                                                                    Stage on
                                      For the Six Months Ended      August 1,
                                             January 31,          1996 through
                                    ----------------------------   January 31,
                                        2002            2001          2002
                                    ------------   -------------  -------------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

 Income taxes                       $          -   $           -  $           -
 Interest                           $          -   $           -  $           -

NON-CASH FINANCING ACTIVITIES

 Stock issued for acquisition       $          -   $           -  $     875,000
 Stock issued for services          $    234,900   $           -  $     237,900
 Stock issued for accrued dividends $     66,125   $           -  $      66,125
























              The accompanying notes are an integral part of these
                         condensed financial statements.

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                       January 31, 2002 and July 31, 2001


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its July 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

              The financial statements of the Company have previously been presented on a consolidated basis including Organik Honduras, Inc. and O.T. Fabrics, Inc. as wholly owned subsidiaries. These subsidiary entities have been inactive since inception of the development stage and have been involuntarily dissolved in their respective domiciles. Since these companies are no longer legally in existence, they have not been included in the accompanying financial statements. The impact of excluding these subsidiary companies from the financial statements presented for previous periods is not material.

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                       January 31, 2002 and July 31, 2001

NOTE 2 -      BASIC AND DILUTED LOSS PER SHARE

                                                   For the                  For the
                                              Three Months Ended        Six Months Ended
                                                 January 31,              January 31,
                                        --------------------------  -----------------------
                                             2002          2001        2002        2001
                                        -------------  -----------  ----------  -----------
              Basic loss per share
              from operations:

              Loss - numerator          $    (278,117) $    (1,157) $ (299,136) $    (2,315)
              Shares - denominator            903,729      485,897     851,335      485,897
                                        -------------  -----------  ----------  -----------
              Per share amount          $       (0.31) $     (0.00) $    (0.35) $     (0.00)
                                        =============  ===========  ==========  ===========

              Basic loss per share
              attributable to preferred
              stock dividend:

              Loss - numerator          $    (280,992) $    (4,032) $ (304,886) $    (8,065)
              Shares - denominator            903,729      485,897     851,335      485,897
                                        -------------  -----------  ----------  -----------
              Per share amount          $       (0.31) $     (0.01) $    (0.36) $     (0.02)
                                        =============  ===========  ==========  ===========

              The basic and diluted loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Potential shares that could be issued from the conversion of preferred stock (-0-and 11,500 shares issued and outstanding at January 31, 2002 and 2001, respectively) are excluded from the computation of diluted net loss for the three and six months ended January 31, 2002 and 2001 because they would have an antidilutive effect on the net loss per common share. As a result, basic and diluted loss per share amounts are the same for the year ended January 31, 2002 and 2001.

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                       January 31, 2002 and July 31, 2001


NOTE 3 -      GOING CONCERN

              The Company's financial statements have been prepared using generally accepting accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, however, does not have sufficient cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company intends to develop a telecommunications business that could generate revenues within the next twelve months through the acquisition of an existing company.

NOTE 4 -      PAYABLE - RELATED PARTY

              As discussed in Notes 5 and 6, the Company entered into a reorganization agreement with Telemax Global Communications, Inc.
              (TGC) on November 16, 2001 that was ultimately closed on February 16, 2002. Subsequent to November 16, 2001 and through January 31, 2002, TGC advanced $54,267 to the Company to pay for operating expenses. Accordingly, this amount has been reflected as payable to a related party in the accompanying financial statements at January 31, 2002. In financial statements issued subsequent to the reorganization between the Company and TGC, this related party payable will be eliminated in consolidation.

NOTE 5 -      MATERIAL EVENTS

              On August 20, 2001, the Company issued 400,000 shares of the Company's common stock for $40,000.

              On October 1, 2001, the Company recorded an extraordinary gain related to the extinguishment of accounts payable of $22,531.

              As mentioned in Note 4, on November 16, 2001, the Company and TGC entered into a Plan and Agreement of Reorganization (the "Agreement"). In accordance with the Agreement, the Company agreed to authorize a 20-for-1 reverse stock split immediately prior to execution of the final agreement. In the Agreement, the Company agreed to acquire all of the issued and outstanding common stock of TGC in exchange for 9,230,000 post split shares of common stock. Upon the close of the transaction, which was expected to occur by the end of January 2002, TGC would own approximately 94% of the Company's issued and outstanding common stock. As discussed in Note 6 the closing of this transaction occurred on February 16, 2002.

                      TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                       January 31, 2002 and July 31, 2001


NOTE 5 -      MATERIAL EVENTS (Continued)

              On December 4, 2001, the Company entered into agreements with all of the individual owners of the Company's 11,500 shares of outstanding preferred stock to convert those shares and all accrued dividends into a total of 57,500 shares of post split shares just prior to the closing of the Telemax transaction. On January 28, 2002, the Company issued 57,500 shares of common stock in compliance with this agreement. At the time of conversion, $66,125 of accrued dividends had been outstanding.

              On January 2, 2002, the Company issued 50,000 post split shares of common stock valued at $2.90 per share to Directors for services rendered related to the Agreement.

              On January 2, 2002, the Company cancelled 25,000 post split shares of previously outstanding common stock. The shares had no par value.

              On January 2, 2002, the Company issued 25,000 post split shares of common stock valued at $2.90 per share for services of a third party in relation to the Agreement.

              On January 28, 2002, the Company issued 6,000 post split shares of common stock valued at $2.90 to consultants for services rendered related to the Agreement.

NOTE 6 -      SUBSEQUENT EVENTS

              On February 8, 2002, the Company effected a 1-for-20 reverse stock split of its outstanding common stock as related to the approved Agreement. As a result of this reverse stock split, the 19,987,920 shares of the Company's common stock was reduced to approximately 999,397 shares. Pursuant to the reverse stock split, all fractional shares were rounded up to the nearest full share such that no existing shareholder of the Company received less than one share of the post-split common stock. All references to common stock in the accompanying financial statements and footnotes have been adjusted to reflect the post split shares.

              On February 16, 2002, the Company closed its share exchange transactions in which the Company acquired all of the issued and outstanding shares of TGC in exchange for 9,230,000 shares of the Company's common stock (see Note 4). As a result of this exchange, TGC is now a wholly-owned subsidiary of the Company. TGC has two wholly-owned subsidiaries, Parsecom, Inc. and Telemax Communications, Inc.

                      TELEMAX GLOBAL COMMUNICATIONS, INC.
                      (Formerly Organik Technologies, Inc.)
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                       January 31, 2002 and July 31, 2001

              Also, as a result of the exchange transaction, the Company's primary business is now that business which is carried on by TGC which includes the issuance of prepaid phone cards in Canada as well as providing One-Plus long distance telephone service in Canada. In addition to these core products, TGC is also involved in other products and services including prepaid wireless, prepaid Internet, point of sale terminals and the deployment of a voice-over Internet protocol platform. TGC is also involved in developing national telecommunications systems in various foreign countries.

              In February 2002, the Company also issued 1,000,000 shares of post-split common stock to entities and individuals who were
              instrumental   in   structuring   and   completing   the  exchange
              transaction.

              As a further result of the stock exchange transaction with TGC, the Company has changed its name from Organik Technologies, Inc. to Telemax Global Communications, Inc.

ITEM 2.    MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION


Caution about forward-looking statements

         This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

         As used in this Form 10-QSB, the term "Company" and Telemax Global Communications, Inc. refer to the Washington corporation formerly known as Organik Technologies, Inc. Telemax Global Communications, Inc., the Canadian corporation ("TGC") refers to an operating company whose business was combined with and became that of the Company's. However, this combination between the Company and TGC occurred after the ending date for the quarter reported in this 10-QSB.

         As a consequence of the Company's discontinuance of its clothing business in 1996, the Company has carried on only minimal business operations primarily involving the identification and evaluation of other potential lines of business.

         As a result of these efforts, on November 16, 2001, the Company and Telemax Global Communications, Inc., a Canadian corporation ("TGC") entered into a Plan and Agreement of Reorganization (the "Agreement"). In accordance with the Agreement, the Company will acquire all of the issued and outstanding common stock of TGC in exchange for 9,000,000 shares of the Company's Common Stock (subject to certain closing adjustments). The transaction contemplated by the Agreement is intended to be a "tax-free" exchange pursuant to the provisions of Sections 351 and 368(c)(1)(B) of the Internal Revenue Code of 1986, as amended. The Closing of the transaction is subject to certain covenants and representations and various due diligence requirements. This transaction closed on February 16, 2002 (see "Subsequent Events").

Results of operations

         Since the Company discontinued its clothing business in August, 1996 through January 31, 2002, the Company has not engaged in any material business activity and has not generated any revenues.

         For the three month and six month periods ended January 31, 2002, the Company received no revenues from operations.

         For the six month period ended January 31, 2002, the Company recognized an extraordinary gain of $22,531 due to the extinguishment of an accounts payable to a creditor.

         For the three months and six months ended January 31, 2002, the Company incurred general and administrative expenses of $169,881 and $181,431, respectively. These expenses related primarily to shares issued to officers and directors of the Company as payment for services rendered on behalf of the Company. Legal and professional expenses were $108,117 for the three month period ended January 31, 2002 and $140,236 for the six month period ended January 31, 2002. The increase in professional expenses during the latest quarter primarily consisted of legal and accounting and other expenses relating to the Company's exchange transaction with TGC and the reporting obligations of the U.S. Securities and Exchange Commission ("SEC"), preparation of financial statements and business activities related to that transaction. Total operating expenses of $278,117 and $321,667 for the three month and six month periods, respectively, ended January 31, 2002 compare to $1,157 and $2,315 for the similar periods ended January 31, 2001. This substantial increase in operating expenses relates to the costs associated with bringing the Company's SEC filings current and expenses incurred for the TGC exchange transaction.

         Due to the continued lack of operating revenues and the significant increase in operating expenses, the Company incurred a net loss of $278,117 for the three months and $299,136 for the six months ended January 31, 2002. The six month net operating loss amount was offset somewhat by a $22,531 extraordinary gain. The Company incurred net losses of $1,157 and $2,315 for the similar periods ended January 31, 2001 during which time the Company was inactive. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

         As a result of the exchange transaction which occurred subsequent to the quarter ended January 31, 2002, the Results of Operation refer to the Company's minimal operations for the quarter ended January 31, 2002. As a result of the exchange transaction, which was consummated on February 16, 2002, the Company's business operations have changed substantially (see "Subsequent Events" below and refer the Company's Form 8-K filed with the SEC on February 25, 2002.

Liquidity and sources of capital

         Due to the Company's lack of business operations, it does not expect to generate revenues unless and until the reorganization with TGC is consummated. Unless and until the reorganization with TGC is completed, the Company will be wholly dependent on outside sources of capital to fund its ongoing operations. The Company does not have any contractual commitment, arrangement or understanding regarding any sources of capital. Consequently the Company will have to rely on further equity investments in the Company . There is no assurance that sources of investment capital will be available, or if available, on terms acceptable to the Company. Pursuant to the Agreement, any further issuance of stock or incurring debt would be subject to approval by TGC. Due to the lack of current revenues, the failure of the Company to secure sufficient capital would jeopardize its ability to continue operations.

         In November, 2001, the Company sold 8,000,000 (400,000 post-split) shares of its Common Stock to TGC for $40,000. These proceeds were used by the Company to pay legal, accounting, transfer agent, filing fees and other expenses relating to the reorganization with TGC. During the quarter ended January 31, 2002, the Company received advances from TGC of $54,267 which represents transactional costs of the Company paid for by TGC. Any additional costs related to the reorganization with TGC are expected to be paid for by TGC.

         On January 30, 2002, the Company issued 1,150,000 (57,500 post-split) shares of its Common Stock in exchange for cancellation of the Company's 11,500 shares of issued and outstanding Preferred Stock. This cancellation also removed an accrued dividend liability of $66,125 owed thereon.


Subsequent Events

         On February 8, 2002, the Company effected a 1-for-20 reverse stock split of its outstanding Common Stock. As a result of this reverse stock split, the 19,987,920 shares of the Company's Common Stock was reduced to approximately 999,397 shares. Pursuant to the reverse stock split, all fractional shares were rounded up to the nearest full share such that no existing shareholder of the Company received less than one share of the post-split Common Stock.

         On February 16, 2002, the Company closed its share exchange transaction in which the Company acquired all of the issued and outstanding shares of TGC in exchange for a revised amount of 9,230,000 shares of the Company's Common Stock. As a result of this exchange, TGC is now a wholly-owned subsidiary of the Company and the former shareholders of TGC now own approximately 86% of the Company's Common Stock outstanding after the Closing. TGC has two wholly-owned subsidiaries, Parsecom, Inc. and Telemax Communications, Inc. Also, as a result of the exchange transaction, the Company's primary business is now that business which is carried on by TGC which includes the issuance of prepaid phone cards in Canada as well as providing One-Plus long distance telephone service in Canada. In addition to these core products, TGC is also involved in other products and services including prepaid wireless, prepaid Internet, point of sale ("POS") terminals and the deployment of a voice-over Internet protocol ("VOIP") platform. TGC is also involved in developing national telecommunication systems in various foreign countries.

         In  February  2002,  the  Company  also  issued   1,000,000  shares  of
post-split common stock to entities and individuals who were instrumental in structuring and completing the exchange transaction.

         As a further result of the stock exchange transaction with TGC, the Company has changed its name from Organik Technologies, Inc. to Telemax Global Communications, Inc. TGC has changed its name to Telemax Global Communications (Canada), Inc.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On December 4, 2001, the Company entered into agreements with all of the individual owners of the Company's 11,500 shares of outstanding Preferred Stock to convert those shares into a total of 1,150,000 shares of the Company's Common Stock. As a result, all of the Series A 6% Convertible Preferred Stock was canceled along with $66,125 of accrued but unpaid dividends. The Company's Common Stock was issued to the seven holders of the Series A Preferred Stock in a private transaction deemed exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"). The shares issued in this transaction are deemed to be "restricted securities" pursuant to Rule 144 of the 1933 Act.

         On August 20, 2001, the Company sold 8,000,000 shares of its Common Stock for $40,000. The shares were sold to TGC and the proceeds were used by the Company to pay for expenses and fees relating to the share exchange transaction. The shares were issued in a private transaction deemed exempt from registration pursuant to Section 4(2) of the 1933 Act. The shares issued in this transaction are deemed "restricted securities" pursuant to Rule 144 of the 1933 Act.

ITEM 5.  OTHER INFORMATION

         On January 22, 2001, the Company mailed to all its shareholders of record an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934. This Statement related to the anticipated change in control and change of the Company's Board of Directors as a result of the reorganization with TGC. This Information Statement was filed with the SEC on January 22, 2002 and contains a description of the reorganization and the respective businesses of the Company and TGC. As indicated in the Information Statement, upon the Closing of the reorganization with TGC, the Company's current Board of Directors resigned and four of the six Board positions were filled by Evan Karras, Manu Missaghie, Farshid Missaghi and Ali Vakili.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:  None

         (b)      Reports on Form 8-K.

                  (i) The Company filed a Form 8-K for November 16, 2001 reporting an Item 2 event regarding the signing of the Plan and Agreement of Reorganization between the Company, Telemax Global Communications (Canada), Inc. and the shareholders of Telemax Global Communications (Canada), Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the small business issuer has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TELEMAX GLOBAL COMMUNICATIONS, INC.


Dated:  March 18, 2002              /s/ Evan Karras
                                    --------------------------
                                        Evan Karras, President



                                   /s/ Jim McDowell
                                   -------------------------
                                   Jim McDowell, Principal Financial Officer