Form 10QSB/A
period 2002-01-31
TELEMAX GLOBAL COMMUNICATIONS INC
filed 2002-05-29
CIK 807526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A


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
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, no par value,
    10,000,000 shares authorized;
    -0- and 11,500 shares issued
    and outstanding at January 31,
    2002 and July 31, 2001,
    respectively.                                        -             100,318
   Common stock, no par value, 50,000,000
    shares authorized; 999,397 and
    485,897 shares issued and outstanding
    at January 31, 2002 and July 31, 2001,
    respectively.                               17,253,647          16,812,304
   Accumulated deficit prior to the
    development stage                          (16,367,929)        (16,367,929)
   Accumulated deficit since the inception
    of the development stage                      (997,537)           (692,651)
                                        ------------------   -----------------
     Total Stockholders' Equity (Deficit)         (111,819)           (147,958)
                                        ------------------   -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                   $                -   $               -
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

                                    TELEMAX GLOBAL COMMUNICATIONS, INC.


Dated:  May 28, 2002                /s/ Evan Karras
                                    --------------------------
                                        Evan Karras, President



                                   /s/ Jim McDowell
                                   -------------------------
                                   Jim McDowell, Principal Financial Officer