Form 10QSB
period 2002-04-30
TELEMAX GLOBAL COMMUNICATIONS INC
filed 2002-07-25
CIK 807526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended APRIL 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From _________ TO __________


                         COMMISSION FILE NUMBER 0-26351
                                                -------

                       TELEMAX GLOBAL COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


         WASHINGTON                                       81-0440517
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)




   736 Dundas Street East
  Toronto, Ontario, Canada                                   M5A 2C3
----------------------------------------            -------------------------
(Address of Principal Executive Offices)                    (Zip Code)



                                 (416) 703-0334
                        -------------------------------
                           (Issuer's Telephone Number)


                           ORGANIK TECHNOLOGIES, INC.
                                 35 Austin Lane
                             Alamo, California 94507
                   -------------------------------------------
              (Former Name, Former Address and Former Fiscal Year)

Common stock, no par value, 11,229,534 issued and outstanding as of May 31, 2002

                                      INDEX

                                                                      PAGE

PART 1 - FINANCIAL STATEMENT                                           1

     ITEM 1 - FINANCIAL STATEMENTS                                     1

       Consolidated Balance Sheets as of
       April 30, 2002 and as of  June 30, 2001                         2

       Consolidated Balance Sheets (Continued)
       Liabilities and Stockholder's Equity (Deficit)
       April 30, 2002 and June 30, 2001                                3

       Consolidated Statements of Operations
       for the Three Months and Ten Months Ended
       April 30, 2002 and April 30, 2001                               4

       Consolidated Statements of Stockholders' Equity (Deficit)       5

       Consolidated Statements of Cash Flows                          6-7

       Notes to Consolidated Financial Statement                      8-9

     ITEM 2. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
               OPERATION                                              10

PART II - OTHER INFORMATION                                           15

     ITEM 2.  CHANGES IN SECURITIES                                   15

     ITEM 5.  OTHER INFORMATION                                       15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        15


SIGNATURES                                                            16

                          PART 1 - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS



              TELEMAX GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly Organik Technologies, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 2002 and June 30, 2001

              TELEMAX GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly Organik Technologies, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                               April 30,            June 30,
                                                 2002                 2001
                                         ------------------   ------------------
                                             (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents            $           27,008   $           60,402
   Short-term investments                                -              297,225
   Accounts receivable                           1,472,285              833,884
   Inventory                                       293,703               16,248
   Prepaid expenses                                      -              214,614
                                        ------------------   ------------------

     Total Current Assets                        1,792,996            1,422,373
                                        ------------------   ------------------

FIXED ASSETS (NET)                                 658,562              394,856
                                        ------------------   ------------------

OTHER ASSETS

   Deposits                                         13,451                    -
   Long-Term Investments                           237,424              245,970
                                        ------------------   ------------------

     Total Other Assets                            250,875              245,970
                                        ------------------   ------------------

     TOTAL ASSETS                       $        2,702,433   $        2,063,199
                                        ==================   ==================














The accompanying notes are an integral part of these consolidated financial statements.

              TELEMAX GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly Organik Technologies, Inc.)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                              April 30,             June 30,
                                                2002                  2001
                                        ------------------   ------------------
                                            (Unaudited)
CURRENT LIABILITIES

 Accounts payable                       $        3,849,847   $        1,054,827
 Accrued expenses                                    6,543               30,658
 Accrued interest                                  102,664                    -
 Short-term notes payable                          130,698              297,225
 Deferred revenue                                  366,378              125,821
 Current portion of director notes                 938,222                    -
 Current portion of capital lease obligations       46,949               12,268
 Current portion of long-term notes payable         53,133               68,795
                                        ------------------   ------------------
   Total Current Liabilities                     5,494,434            1,589,594
                                        ------------------   ------------------
LONG-TERM LIABILITIES

 Director loans                                     91,648              971,996
 Long-term capital lease obligations                 7,445               16,711
 Long-term notes payable                           140,571              110,092
                                        ------------------   ------------------
   Total Long-Term Liabilities                     239,664            1,098,799
                                        ------------------   ------------------
   Total Liabilities                             5,734,098            2,688,393
                                        ------------------   ------------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, no par value, 50,000,000
   shares  authorized;  11,229,534 and
   11,109,775 shares issued and
   outstanding at April 30, 2002, and
   June 30, 2001, respectively                      (7,228)           3,179,387
 Subscriptions receivable                                -           (2,476,875)
 Accumulated other comprehensive income             71,972               24,848
 Accumulated deficit                            (3,096,409)          (1,352,554)
                                        ------------------   ------------------
   Total Stockholders' Equity (Deficit)         (3,031,665)            (625,194)
                                        ------------------   ------------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $        2,702,433   $        2,063,199
                                        ==================   ==================



The accompanying notes are an integral part of these consolidated financial statements.
                                        3

              TELEMAX GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly Organik Technologies, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                        For the                  For the
                                  Three Months Ended         Ten Months Ended
                                      April 30,                 April 30,
                             ------------------------  ------------------------
                                 2002         2001         2002         2001
                             -----------  -----------  -----------  -----------
SALES                        $ 3,846,075  $ 2,627,525  $11,717,889  $ 6,978,604

COST OF SALES                  4,018,248    2,437,126   11,542,252    6,472,910
                             -----------  -----------  -----------  -----------
   GROSS PROFIT                 (172,173)     190,399      175,637      505,694
                             -----------  -----------  -----------  -----------
OPERATING EXPENSES
 General and administrative       16,794      225,254    1,169,282      728,541
 Selling and marketing           129,312       80,456      449,526      120,351
 Research and development         26,350            -       53,755       28,417
 Depreciation                     60,950        8,063      167,184       27,397
                             -----------  -----------  -----------  -----------
   Total Operating Expenses      233,406      313,773    1,839,747      904,706
                             -----------  -----------  -----------  -----------
OPERATING LOSS                  (405,579)    (123,374)  (1,664,110)    (399,012)
                             -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE)
 Other income                        974          165       44,139        1,307
 Interest expense                (22,922)     (19,276)    (123,884)     (67,936)
                             -----------  -----------  -----------  -----------
   Total Other Income (Expense)  (21,948)     (19,111)     (79,745)     (66,629)
                             -----------  -----------  -----------  -----------
NET LOSS BEFORE INCOME TAXES    (427,527)    (142,485)  (1,743,855)    (465,641)
                             -----------  -----------  -----------  -----------
INCOME TAXES                           -            -            -            -
                             -----------  -----------  -----------  -----------
NET LOSS                        (427,527)    (142,485)  (1,743,855)    (465,641)

OTHER COMPREHENSIVE INCOME        24,778        5,480       47,124       18,268
                             -----------  -----------  -----------  -----------
NET COMPREHENSIVE LOSS       $  (402,749) $  (137,005) $(1,696,731) $  (447,373)
                             ===========  ===========  ===========  ===========
BASIC LOSS PER SHARE
 Net loss                    $     (0.04) $     (0.01) $     (0.17) $     (0.05)
 Other comprehensive income         0.00         0.00         0.00         0.00
                             -----------  -----------  -----------  -----------
LOSS PER SHARE               $     (0.04) $     (0.01) $     (0.17) $     (0.05)
                             ===========  ===========  ===========  ===========
WEIGHTED AVERAGE
   SHARES OUTSTANDING         10,834,022   11,109,775   10,476,942    9,272,508
                             ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                        4

              TELEMAX GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly Organik Technologies, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                               Common Stock                    Accumulated
                                         ------------------------ Subscription Other Comp. Accumulated
                                            Shares       Amount    Receivable    (Loss)      Deficit
                                         -----------  ----------- ------------ ----------- ------------
Balance at June 30, 2000                   4,247,125  $       661           -  $    21,921 $  (865,027)

Issued 1,885,908 shares valued
 at $1.40 per share in exchange
 for $168,874 and a $2,476,875
 subscription receivable (Unaudited)       1,885,908    2,645,748  (2,476,875)           -           -

Issued 4,976,742 shares to directors
upon inception of Subsidiary (Parsecom)
for cash at $0.11 per share (Unaudited)    4,976,742      532,978           -            -           -

Net loss for the year ended
  June 30, 2001 (Unaudited)                        -            -           -            -    (487,527)

Foreign currency valuation
 adjustment (Unaudited)                            -            -           -        2,927           -
                                         -----------  ----------- -----------  ----------- -----------
Balance at June 30, 2001 (Unaudited)      11,109,775    3,179,387  (2,476,875)      24,848  (1,352,554)

Issued 6,133 shares to directors
 upon inception of  Telemax Global
 communications, Inc. for cash and
 subscription receivables at $0.10
 per share (Unaudited)                         6,133          638           -            -           -

Cancelled 1,885,908 shares valued at
 $1.40 per share in exchange for the
 cancellation  of the $2,476,875
 subscription  receivable and the
 issuance of a $82,882 note payable
 (Unaudited)                              (1,885,908)  (2,645,749)  2,476,875            -           -

Recapitalization (Unaudited)                 999,534     (645,459)          -            -           -

Issued 1,000,000 shares to consultants for
services rendered at $0.10(Unaudited)      1,000,000      103,953           -            -           -

Net loss for the ten months
 ended April 30, 2002 (Unaudited)                  -            -           -            -  (1,743,855)

Foreign currency valuation
 adjustment (Unaudited)                            -            -           -       47,124           -
                                         -----------  ----------- -----------  ----------- -----------
Balance, April 30, 2002 (Unaudited)       11,229,534  $    (7,228)          -  $    71,972 $(3,096,409)
                                         ===========  =========== ===========  =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                        5

      TELEMAX GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES AND SUBSIDIARIES
                      (Formerly Organik Technologies, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                      For the Ten Months Ended
                                                               April 30,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(1,743,855)  $  (465,641)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation                                           167,184        27,397
   Common stock issued for services                       103,953             -
   Write-off of short-term investments                    297,225             -
  Changes in operating assets and liabilities:
   (Increase) in accounts receivable                     (638,401)     (605,232)
   (Increase) Decrease in deposits and prepaid expenses   201,163      (160,705)
   (Increase) decrease in inventory                      (277,455)       32,579
   Increase in accounts payable                         2,063,571       778,806
   Increase (decrease) in accrued liabilities             (24,115)            -
   Increase in accrued interest                           102,664             -
   Increase in deferred revenue                           240,557             -
                                                      -----------   -----------
    Net Cash Provided (Used) by Operating Activities      492,491      (392,796)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets                              (376,940)      (26,200)
  (Increase) Decrease in investments                        8,546      (292,856)
                                                      -----------   -----------
    Net Cash Provided (Used) by Investing Activities     (368,394)     (319,056)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                  638       168,874
  Proceeds from director notes                             57,874       313,060
  Proceeds from short-term notes                                -        93,612
  Proceeds from long-term notes                                 -       136,591
  Payments on short-term notes                           (166,527)            -
  Payments on capital lease obligations                   (28,535)       (1,495)
  Payments on long-term notes                             (68,065)            -
                                                      -----------   -----------
    Net Cash Provided (Used) by Financing Activities     (204,615)      710,642
                                                      -----------   -----------
NET EFFECT OF FOREIGN CURRENCY TRANSLATION                 47,124        31,033
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH                           (33,394)       29,823

CASH AT BEGINNING OF PERIOD                                60,402        31,543
                                                      -----------   -----------
CASH AT END OF PERIOD                                 $    27,008   $    61,366
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

              TELEMAX GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly Organik Technologies, Inc.)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                      For the Ten Months Ended
                                                              April 30,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Income taxes                                       $         -   $         -
   Interest                                           $     8,439   $         -

NON-CASH FINANCING ACTIVITIES

   Stock issued for services                          $   103,953   $         -



























The accompanying notes are an integral part of these consolidated financial statements.

              TELEMAX GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly Organik Technologies, Inc.)
                          Notes to Financial Statements
                        April 30, 2002 and June 30, 2001

NOTE 1 -      ORGANIZATION

     On February 16, 2002, Organik Technologies, Inc. (Organik), and Telemax Global Communications, Inc.-Ontario, completed a Plan and Agreement of Reorganization whereby Organik issued 9,230,000 shares of its common stock in exchange for all of the outstanding common stock of Telemax Global Communications, Inc.-Ontario. Immediately prior to the Plan and Agreement of Reorganization, Organik had 999,534 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Telemax Global Communications, Inc.-Ontario because the shareholders of
     Telemax Global Communications, Inc.-Ontario controlled Organik after the acquisition was completed. At the effective date of the transaction, each share of Telemax Global Communications, Inc.-Ontario was converted into
     6.13 shares of Organik. Telemax Global Communications, Inc.-Ontario was treated as the acquiring entity for accounting purposes and Organik was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Telemax Global Communications, Inc.-Ontario and its wholly owned subsidiaries, nor was there any adjustment to the carrying value of the net assets of Organik. All references to shares of common stock have been retroactively restated.

     On  February  16,  2002,   Organik  changed  its  name  to  Telemax  Global
     Communications, Inc.

     Telemax  Global   Communications,   Inc.-Ontario,   has  two   wholly-owned
     subsidiaries, Parsecom, Inc. and Telemax Communications, Inc. All of the entities are collectively referred to as "the Company".


NOTE 2 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the July 31, 2001 Annual Report on Form 10-KSB and Forms 8-K and 8-K/A dated February 16, 2002. Operating results for the ten months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

              TELEMAX GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (Formerly Organik Technologies, Inc.)
                          Notes to Financial Statements
                        April 30, 2002 and June 30, 2001

NOTE 3 -      GOING CONCERN

     The Company's condensed consolidated financial statements have been prepared using generally accepting accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, however, has a deficit in working capital, a deficit in stockholders' equity and does not have sufficient cash or other current assets nor sufficient revenues to cover its operating costs and to allow it to continue as a going concern. The Company plans to execute its strategic plan to deploy its own switching facilities and has deployed voice gateways in China, Mexico, Vietnam, Brazil, Iran, and Argentina, which management believes will increase the Companies profitability. In addition, the Company is currently involved in negotiations to resolve disputed accounts payable with Conquest (See Note
     5). The Company further plans on expanding its services in the United States and pursuing growth and alliances in emerging markets by arranging additional equity financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 4 -      COMMON STOCK TRANSACTIONS

     In February 2002, the Company also issued 1,000,000 shares of common stock as compensation to entities and individuals who were instrumental in structuring and completing the exchange transaction. The shares were valued at $0.10 per share.


NOTE 5 -      MATERIAL EVENTS

     Included in accounts payable in the accompanying consolidated financial statements is an accounts payable to the Company's primary service provider, Canquest Communications (Canada), Inc. ("Canquest"), totaling $3,629,000 at April 30, 2002. Management contends that this balance includes significant overbillings and errors and is disputing a material portion of the liability. Discussions have been conducted between the parties in an effort to come to an agreement regarding the ultimate amount of the payable to Canquest. There has been no resolution to this matter and the ultimate impact on the Company's consolidated financial statements and resolution of this dispute cannot be readily determined at this time.

     Furthermore, on April 22, 2002, the Company entered into a Letter of Intent to acquire all outstanding shares of Canquest, in exchange for no more than 6,000,000 shares of the Company's authorized but unissued common stock. The Company terminated this Letter of Intent on July 16, 2002.

     On March 22, 2002, the Company executed a proposal with Ocean View Telecom, LLC ("Ocean View"), to acquire all outstanding shares of Ocean View in exchange for 200,000 shares of the Company's authorized but unissued common stock. This transaction has not been completed.

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

Plan of Operation for the Next Twelve Months

As used in this Form 10-QSB, the term "Company" and Telemax Global Communications, Inc. refer to the Washington corporation formerly known as Organik Technologies, Inc. Telemax Global Communications, Inc., the Canadian corporation ("TGC"), refers to an operating company whose business was combined with and became that of the Company's, effective as of February 16, 2002.

As a consequence of the Company's discontinuance of its clothing business in 1996, the Company has carried on only minimal business operations primarily involving the identification and evaluation of other potential lines of business.

As a result of these efforts, on November 16, 2001, the Company and Telemax Global Communications, Inc., a Canadian corporation ("TGC") entered into a Plan and Agreement of Reorganization (the "Agreement"). In accordance with the Agreement, as amended, the Company acquired all of the issued and outstanding common stock of TGC in exchange for 9,230,000 shares of the Company's Common
Stock. The transaction contemplated by the Agreement is intended to be a "tax-free" exchange pursuant to the provisions of Sections 351 and 368(c)(1)(B) of the Internal Revenue Code of 1986, as amended. This transaction closed on February 16, 2002 (see "Share Exchange Transaction" below).

The Company's plan of operations is to expand sales revenue through aggressive marketing in Canada and the United States, incur expenses to develop and promote new products and services, and to deploy VOIP gateways and direct lines into emerging markets with high call volume. The Company plans to use economies of scale and the latest telecommunications technologies to reduce the cost of operations. The Company expects to fund its growth through proceeds from future debt or equity investments. The Company believes that securing outside capital in addition to its current cash flow from operations will be sufficient to fund the Company's business plan during the next 12 months.

Share Exchange Transaction

On February 16, 2002, the Company closed its share exchange transaction in which the Company acquired all of the issued and outstanding shares of TGC in exchange for 9,230,000 shares of the Company's Common Stock. As a result of this exchange, TGC is now a wholly-owned subsidiary of the Company and the former shareholders of TGC now own approximately 86% of the Company's Common Stock outstanding after the Closing. TGC has two wholly-owned subsidiaries, Parsecom, Inc. and Telemax Communications, Inc. Also, as a result of the exchange transaction, the Company's primary business is now that business which is carried on by TGC which includes the production and distribution of prepaid phone cards in Canada as well as providing One-Plus long distance telephone service in Canada. In addition to these core products, TGC is planning to market other products and services including prepaid wireless, prepaid Internet, point of sale ("POS") terminals and the deployment of a voice-over Internet protocol ("VOIP") platform. TGC is also involved in developing national telecommunication systems in various foreign countries.

In February 2002, the Company also issued 1,000,000 shares of post-split common stock to entities and individuals who were instrumental in structuring and completing the exchange transaction.

As a further result of the stock exchange transaction with TGC, the Company has changed its name from Organik Technologies, Inc. to Telemax Global Communications, Inc. TGC has changed its name to Telemax Global Communications, Inc. - Ontario.

Results of operations

Since the Company discontinued its clothing business in August, 1996 through February 16, 2002, the Company had not engaged in any material business activity and had not generated any revenues.

The stock exchange transaction was accounted for as a recapitalization of TGC because the shareholders of TGC controlled the Company after the acquisition was completed. Consequently, TGC is treated as the acquiring entity for accounting purposes and the Company was the surviving entity for legal purposes. Therefore, the discussion and analysis of operations reflect the business activities of TGC prior to February 16, 2002 and the business activities of TGC as a wholly owned subsidiary of the Company subsequent to February 16, 2002.

Three Months Ended April 30, 2002 Versus April 30, 2001
-------------------------------------------------------
During the quarter ended April 30, 2002, the Company generated sales of $3,846,000 compared to $2,627,500 for the quarter ended April 30, 2001, an increase of 46% in comparison to 2001. Reasons for the increase in sales was primarily due to the introduction of new products, increases in sales and marketing resources and adjustment to rates, which ultimately resulted in an increase in the Company's market share.

The cost of sales for the quarter ended April 30, 2002 increased substantially to $4,018,000 compared to $2,437,000 for the comparable quarter ended April 30, 2001. The substantial increase in cost of sales was due primarily to a non-recurring charge to cost of sales for the quarter due to the recognition of approximately $468,000 of disputed billing invoices payable to the Company's primary service provider and described in further detail below. Operating expenses decreased by 25% to $233,406 as compared to $313,773 for the comparable quarter ended April 30, 2001.

The Company utilizes the telephone communications system of Canquest Communications (Canada), Inc. ("Canquest") to support its long distance service. As a result of a review of the past billing practices used by Canquest and an analysis of Call Detail Reports supplied by Canquest and used to bill telephone service fees to the Company, the Company believes it has been over-billed for a significant amount of fees previously billed to the Company by Canquest. These disputed billed amounts had been held in abeyance with the expectation that they would be promptly resolved and reversed. However, due to the inability of the parties to agree on the amounts to be reversed, management has been advised that the full invoiced amount billed by Canquest but not yet paid by the Company of $3,629,000 should be shown in the accounts payable, with the corresponding amounts charged to cost of sales for the three and ten months ended April 30, 2002. The companies have held discussions regarding this over-billing but no resolution has been agreed to. Although the precise amount of any adjustment to the disputed invoices from Canquest has not been determined, any such reduction will have a positive impact on the financial results of the Company.

As a result of the revenues and expenses referred to above, the Company reported a gross profit (loss) of ($172,173) for the quarter ended April 30, 2002 compared to a gross profit of $190,399 for the quarter ended April 30, 2001. This loss was due primarily to the disparity between the increase in sales during the quarter ended April 30, 2002 being much smaller than the increase in cost of sales reported for the quarters ended April 30, 2002 as compared to April 30, 2001. The Company reported a net loss of ($427,527) for the quarter ended April 30, 2002 compared to a loss of ($142,485) for the quarter ended April 30, 2001. The net loss was the result of an $80,000 decrease in total operating costs during the third quarter of 2002 which was more than offset by the decline in the gross margin recorded for the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001.

Ten Month Period Ending April 30, 2002 Versus April 30, 2001
------------------------------------------------------------
For the ten month period ended April 30, 2002, the Company reported sales of $11,718,000 which reflects a 68% increase over sales of $6,978,600 recorded for the ten month period ended April 30, 2001. This increase in sales revenue is a result of increased marketing efforts and an enhanced distribution network throughout Canada, as well as the introduction of new products and improved quality of service.

The Company recorded cost of sales of $11,542,200 for the ten month period ended April 30, 2002 compared to cost of sales of $6,472,900 reported for the comparable period ended April 30, 2001. This 78% increase in cost of sales is due primarily to the non-recurring charge to cost of sales of approximately $1,790,000 relating to disputed fees billed by its primary service provider as discussed above.

The Company reported a gross profit of $175,637 for the ten months ended April 30, 2002 compared to gross profits of $505,694 for the ten month period ended April 30, 2001. This 34% decrease in gross profits reflects the larger increase in cost of sales (due to the disputed billings charged to the Company's cost of sales as discussed above), in the current ten month period as compared to the increase in sales over the comparable ten month periods.

Operating expenses increased substantially from $904,706 reported for the ten months ended April 30, 2001 compared to $1,839,747 reported for the ten months ended April 30, 2002. This increase in expenses reflect a 62% increase in general and administrative expenses due primarily to expenses related to the stock exchange transaction; a three fold increase in selling and marketing expenses due to the Company's expanded advertising and marketing of its phone cards and long distance telephone service in Canada; a doubling of the expenses related to research and development and a significant increase in the amount of depreciation recorded for the ten months ended April 30, 2002. After deducting operating expenses, the Company reported an operating loss of ($1,664,110) for the ten months ended April 30, 2002 compared to an operating loss of ($399,000) for the ten month period ended April 30, 2001. This substantial increase in operating loss is due primarily to the over-billings charged by a service provider and an increase in operating expenses for the ten month period ended April 30, 2002. The Company believes that approximately 30% of the operating expenses reported for the ten month period ended April 30, 2002 were due to nonrecurring costs relating to the Company's shares exchange transaction and other reorganizational costs.

After adding other income and deducting interest expense, the Company reported a net loss of ($1,743,855) for the ten month period ended April 30, 2002 compared to a loss of ($465,641) for the ten month period ended April 30, 2001. The Company did not make any deductions for income taxes due to its operating loss position.

Liquidity and sources of capital

The Company has incurred significant operating losses since July 31, 2000 and, as of April 30, 2002 had an accumulated deficit of $3,096,409. At April 30, 2002, the Company had cash and cash equivalents of approximately $27,000 and a net working capital deficit of approximately $3,700,000. These circumstances have prompted the Company's accountants to include a "going concern" explanation in the financial statements for the quarter ended April 30, 2002 (See Note 3 to the Financial Statements).

Due to the billing dispute discussed above, the Company's management has suspended payments of accounts payable owed to Canquest and will only pay for current, ongoing services provided by Canquest. This payment policy is expected to remain in place until a satisfactory resolution of the past billing dispute with Canquest is achieved (See Note 5 to the Financial Statements).

To date, the Company has funded its operations, in addition to sales revenues, through a combination of short-term debt from an affiliate and extending the payment schedule for accounts payable. In addition, during the quarter ended April 30, 2002, the Company raised $43,750 as a result of loans made to the Company by various Directors. The Company is currently negotiating with an investment banking firm to secure an equity investment of approximately $5,000,000. The Company is dependent on the proceeds from future debt or equity investments to expand its operations and fully implement the Company's business plan. If the Company is unable to raise sufficient capital, the Company will be required to delay or forego some portions of its business plan, which may have a material adverse affect on the Company's anticipated results from operations and financial condition.

The Company operates in a highly competitive market characterized by rapidly changing technology and pricing structures, together with competitors and distributors that have significantly greater financial resources than the Company. The Company intends to incur ongoing expenses to develop and promote new products and services as well as to support sales of its existing products and services. Failure to generate sufficient revenues from new and existing products, raise additional capital or reduce discretionary expenditures would have a material adverse affect on the Company ability to continue as a going concern and achieve its intended business objectives.

The Company believes that its current cash, together with cash expected to be generated from operations and capital investments, will be sufficient to fund its operations and meet its capital requirements for the immediate future. However, the Company believes it will need additional capital in order to ensure its long-term growth and viability.

Factors affecting future operating results

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for the Company's telephone products and services is extremely competitive both as to price and capabilities. The Company's success depends in part on its ability to effectively market its existing products and services and to introduce new telecommunication products and services. The Company must also bring its products and services to market at competitive price levels. Unexpected changes in technological standards, customer demand, and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to respond effectively and timely to such changes.

The Company's success will depend to a large extent on its ability to control costs of telephone services provided to the Company and to increase sales by entering into new markets, particularly in the United States, and increasing efficiencies of providing telecommunication services in order to contain the cost of sales. Such expansion will require additional sales and marketing expenses and, although the Company believes it will generate increasing revenues with greater margins, there is no assurance that the Company will be successful in generating a profit from selling in these new markets.

In summary, the Company's sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's telecommunication products and services, delays in new products and services being introduced by the Company, successfully entering new product and service markets, the size and timing of customer orders as well as more general factors such as the current economic recession and the general level of use of telecommunication products and services by customers. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors.

In addition to the above, the Company is also susceptible to other factors that generally affect the market for stocks of telecommunication companies. These factors could affect the price of the Company's stock and could cause such stock prices to fluctuate over relatively short periods of time.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On February 8, 2002, the Company effected a 1-for-20 reverse stock split of its outstanding Common Stock. As a result of this reverse stock split, the 19,987,920 shares of the Company's then outstanding Common Stock was reduced to approximately 999,534 shares. Pursuant to the reverse stock split, all fractional shares were rounded up to the nearest full share such that no existing shareholder of the Company received less than one share of the post-split Common Stock.

ITEM 5.  OTHER INFORMATION

Subsequent to the quarter ended April 30, 2002, the Company became listed in Standard & Poor's Corporation Records, Standard & Poor's Daily News, Standard & Poor's Marketscope, and Standard & Poor's Stock Guide Database.

On April 22, 2002, the Company entered into a Letter of Intent to acquire all the outstanding shares of Canquest, in exchange for approximately 6,000,000 shares of the Company's authorized but unissued common stock. Due to a dispute over the billing practices utilized by Canquest to invoice telephone usage charges to the Company, the Company has terminated the Letter of Intent with Canquest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:  None

         (b)      Reports on Form 8-K.

                  (i) The Company filed a Form 8-K for February 16, 2002 reporting Item 1, Item 2, Item 5 and Item 7 events regarding the closing of the Plan and Agreement of Reorganization between the Company, Telemax Global Communications, Inc. - Ontario and the shareholders of Telemax Global Communications, Inc. - Ontario. The Company also reported a change of control, a 1-for-20 reverse stock split, and a name change.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 24, 2002         TELEMAX GLOBAL COMMUNICATIONS, INC.



                              By: /s/ Evan Karras
                                 --------------------------------------------
                                 Evan Karras, President



                              By: /s/ Jim McDowell
                                 --------------------------------------------
                                 Jim McDowell, Principal Financial Officer